Form 10-Q
period 1995-03-31
BNH BANCSHARES INC
filed 1995-05-12
CIK 764205

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  Form 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1995      Commission File Number 0-14018

                           BNH BANCSHARES, INC.

         (Exact name of Registrant as specified in its charter)



      CONNECTICUT                            06-1126899
(State of incorporation             (I.R.S. Employer Identification
 or organization)                              Number)


          209 CHURCH STREET, NEW HAVEN, CONNECTICUT 06510
              (Address of principal executive offices)

Registrant's telephone number, including area code (203) 498-3500


Former name, former address and former fiscal year, if changed since
last report   NONE

Indicate by check mark whether the registrant (1) has filed all reports required be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES [ X ]      NO [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       CLASS                                          May 12, 1995

  Common Stock (no par value)                         14,726,650

                                             BNH BANCSHARES, INC.
                                 CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                                  (Unaudited)
ASSETS                                      March 31, 1995     Dec. 31, 1994
                                            ______________     _____________
Cash and due from banks                      $ 15,213,746      $ 22,011,625
Federal funds sold                              3,575,000
Investment securities:
 Held to Maturity, at amortized cost           36,692,542        38,799,457
 Available for Sale, at fair value             28,184,076        29,155,531
Loans less unearned discount                  208,071,411       206,985,544
Less allowance for loan losses                 (7,403,980)       (6,827,374)
                                              ___________       ___________

Loans - net                                   200,667,431       200,158,170
Property and equipment-net                      4,106,483         4,139,386
Accrued interest receivable                     2,128,641         2,140,277
Other real estate owned                         1,453,181         1,852,068
Other assets                                    1,288,629           918,672
                                              ___________       ___________
TOTAL                                         $293,309,729      $299,175,186

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
 Demand deposits                              $ 46,654,634      $ 59,232,645
 NOW accounts                                   37,920,551        39,869,769
 Money market accounts                          24,633,967        23,095,704
 Savings deposits                               32,422,516        36,169,539
 Time deposits under $100,000                  113,739,240       108,055,465
 Time deposits $100,000 or more                 13,239,953        11,293,040
                                               ___________      ____________
Total deposits                                 268,610,861       277,716,162

Federal funds purchased and
 securities sold under
 repurchase agreements                           1,541,328         3,561,134
FHLB Advances                                    9,036,368         4,692,180
Accrued interest payable                           390,602           304,815
Other liabilities                                  565,934           545,236
                                               ___________       ___________
Total liabilities                              280,145,093       286,819,527

Shareholders' equity:
Common stock, $.01, stated value;
issued 14,745,756, shares
Authorized 30,000,000                              147,458           147,458
Capital surplus                                 47,523,492        47,523,492
Undivided losses                               (33,170,694)      (33,392,619)
Net unrealized losses on investment
 securities available for sale                  (1,088,449)       (1,675,501)
Treasury stock (19,106, shares)                   (247,171)         (247,171)
                                              _____________     _____________
Total shareholders' equity                      13,164,636        12,355,659
                                              _____________     _____________
TOTAL                                         $293,309,729      $299,175,186


See accompanying Notes to Consolidated Financial Statements.

                                             BNH BANCSHARES, INC.
                                     CONSOLIDATED STATEMENT OF OPERATIONS
                                                  (Unaudited)

                                          Three Months Ended March 31,
                                           1995                 1994
INTEREST INCOME:
Loans                                     $4,592,305          $3,954,654
Investment securities:
 Held to maturity                            503,388             489,645
 Available for sale                          467,028             355,836
Federal funds sold                             7,900              11,594
                                          __________          __________
Total interest income                      5,570,621           4,811,729

INTEREST EXPENSE:
Time deposits $100,000 or more               139,488              99,034
Time deposits under $100,000               1,359,861           1,091,699
Other deposits                               550,214             541,493
Other borrowings                             187,340              40,451
                                          __________          __________
Total interest expense                     2,236,903           1,772,677
                                          __________          __________
NET INTEREST INCOME                        3,333,718           3,039,052
PROVISION FOR LOAN LOSSES                 (1,394,000)           (827,400)
                                          __________          __________
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                 1,939,718           2,211,652

OTHER INCOME:
Service charges                              535,345             390,831
Other income                                 153,512             302,215
Net loss on investment securities                  0              (6,000)
                                          __________          __________
Total other income                           688,857             687,046
                                          __________          __________
OPERATING EXPENSES:
Salaries and employee benefits             1,361,539           1,370,857
Occupancy                                    335,140             352,873
Advertising and promotion                    113,519             105,047
Office stationery and supplies                53,433              68,814
Examination and professional fees            148,229             194,406
Insurance                                    265,653             264,404
Other real estate owned                      168,854             365,845
Other                                        445,784             486,715
                                          __________          __________
Total operating expenses                   2,892,151           3,208,961

NET LOSS BEFORE INCOME TAXES                (263,576)           (310,263)

(BENEFIT)PROVISION FOR INCOME TAXES         (485,500)             15,480
                                          __________          __________
NET PROFIT (LOSS)                         $  221,924          $ (325,743)


NET PROFIT(LOSS) PER COMMON SHARE              $0.02             ($0.02)

Weighted average number of common
 shares outstanding during the period     14,726,650         14,726,650


See accompanying Notes to Consolidated Financial Statements.



                             BNH BANCSHARES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                (Unaudited)


                                           March 31, 1995     March 31, 1994
                                           ______________     ______________

SHAREHOLDERS' EQUITY
  at beginning of period                   $12,355,659        $20,206,348
UNDIVIDED LOSSES:
Net income(loss)                               221,924           (325,743)
Change in unrealized depreciation
  on marketable equity securities                                  12,959

NET UNREALIZED LOSSES ON SECURITIES:

Change in unrealized depreciation on
  investment securities available
  for sale                                     587,053          (239,035)
                                           ___________        ___________

SHAREHOLDERS' EQUITY at end of period      $13,164,636        $19,654,529


See accompanying Notes to Consolidated Financial Statements.


                                              BNH BANCSHARES, INC.
                                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (Unaudited)

                                                Three months ended March 31,
                                                1995                     1994
                                                _____________________________
OPERATING ACTIVITIES
Net profit(loss)                                $   221,924     $  (325,743)
Adjustments for items not affecting cash:
 Provision for loan losses                        1,394,000         827,400
 Depreciation and amortization of
   property and equipment                           132,498         135,878
 (Amortization)accretion of
   bond premiums and discounts                      (27,803)         51,819
 Deferred tax benefit                              (504,000)
 Loss from the sale of available for
   sale securities                                                    6,000
 Loss/writedown on other real estate owned          144,844         281,378
 Decrease in interest receivable                     11,636         135,516
 Increase(Decrease)in interest payable               85,787          (5,608)
 Other,net                                          115,094         (92,173)
                                                  _________       _________

Net cash provided by operating activities         1,573,980       1,014,467
                                                  _________       _________

FINANCING ACTIVITIES
Net decrease in demand, NOW, money market and
  savings accounts                              (16,735,989)     (2,460,177)
Net increase(decrease) in time deposits           7,630,688      (1,467,393)
Net (decrease)increase in federal funds
  purchased and securities sold under
  repurchase agreements                          (2,019,806)      1,007,497
Proceeds from FHLB advances                       4,344,188       1,000,000
                                                ___________      __________

Net cash used by financing activities            (6,780,919)     (1,920,073)
                                                ___________      __________

INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold    (3,575,000)      4,344,848
Maturities of securities held to maturity         2,100,000       3,005,000
Maturities of securities available for sale       2,031,401         341,826
Purchase of securities available for sale          (443,300)
Proceeds from the sale of available for
  sale securities                                                 1,998,000
Net loans originated and matured                 (1,900,919)     (6,139,094)
Proceeds from sale of other real estate owned       296,473         435,379
Purchase of property and equipment                  (99,595)        (70,664)
                                                ___________     ___________

Net cash (used) provided by investing
  activities                                     (1,590,940)      3,915,295
(Decrease) increase in cash                      (6,797,879)      3,009,689

Cash and due from banks at beginning of year     22,011,625      12,349,091
                                                ___________     ___________

Cash and due from banks at end of period        $15,213,746     $15,358,780

Cash paid for:
 Interest expense                               $ 2,151,116     $ 1,778,285
 Income taxes                                   $    18,500     $    15,480



There were no non-cash transfers from loans receivable to other real estate owned for the three months ending March 31, 1995 and 1994, respectively.

Non-cash transfers from other real estate owned to loans receivable were $77,800 and $354,134, for the three months ending March 31, 1995 and 1994, respectively.

See accompanying Notes to Consolidated Financial Statements.

BNH BANCSHARES, INC.

Notes to Consolidated Financial Statements

1.  Basis of Presentation

The accompanying consolidated financial statements are unaudited and include the accounts of BNH Bancshares, Inc. (the "Company") and its subsidiaries, The Bank of New Haven (the "Bank") and Northeastern Capital Corporation. The financial statements reflect, in management's opinion, all appropriate adjustments consisting of normal recurring adjustments necessary for a fair presentation of the Company's financial position, the results of its operations and the change in its cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1994 Annual Report to Shareholders.


2.    Loan Portfolio

                              March 31,            Dec. 31,         March 31,
                              1995                 1994             1994
                              _________            ________         _________
                                          (dollars in thousands)
Commercial                    $ 67,426             $ 67,418         $ 73,058
Real estate:
Commercial mortgage             57,047               57,097           69,671
Residential mortgage            38,658               36,605           30,598
Consumer                        44,940               45,866           30,150
                              ________             ________         ________
Total loans                    208,071              206,986          203,477

Allowance for loan losses       (7,404)              (6,827)          (9,495)
                              ________             ________         ________
Loans - net                   $200,667             $200,159         $193,982


The Company adopted Statement of Financial Accounting Standards No. 114 ("SFAS 114"), "Accounting by Creditors For Impairment of a Loan", effective January 1, 1995. The new accounting standard requires that impaired loans, which are defined as loans where it is probable that a creditor will not be able to fully collect both the contractual interest and principal payments, be measured at the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent, when assessing the need for a loss accrual. As of March 31, 1995, the recorded investment in loans that are considered to be impaired under SFAS 114 was $8,705,000, of which $8,002,000 were on a nonaccrual status. The related allowance for loan losses on impaired loans was $3,861,000. The average aggregate balance of impaired loans was $8,420,000 for the three month period ended March 31, 1995. The Company recognized $19,700 of accrued interest income on impaired loans for the three month period ended March 31, 1995. All impaired nonaccrual loans recognize cash payments as a reduction to principal. Below is an analysis of the allowance for loan losses for the three month period ended March 31, 1995.

                                ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                       (dollars in thousands)


                                        March 31, 1995
                                        ______________

  Balance beginning of period              $6,827
  Provision charged to income               1,394
  Loans charged off:
    Commercial                                666
    Real Estate:
      Commercial Mtg.                         134
      Residential Mtg.                         40
      Consumer                                 89
                                           ______

  Total Loans Charged-off                     929

  Recoveries                                  112
                                           ______

  Net loans charged off                       817
                                           ______

  Balance, end of period                   $7,404

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company earned net income for the three months ended March 31, 1995 of $222,000 as compared to a net loss of $326,000 for the same 1994 period. The improvement in the Company's earnings for the three month period ending March 31, 1995 as compared to the same 1994 period, can be primarily attributed to an increase in net interest income of $295,000 and a reduction in total operating expenses of $317,000. These improvements were offset by an increase in the provision for loan losses of $567,000 from $827,400 for the three month period ended March 31, 1994 to $1,394,000 for the three month period ended March 31, 1995. The increase in the provision for loan losses is primarily related to the Company's adoption of Financial Accounting Standards Board Statement No. 114 ("SFAS 114"),"Accounting by Creditors for Impairment of a Loan". In addition, as a result of the Company's improving profitability and its available net operating loss carryforwards, the Company recognized noncurrent deferred tax benefits of $504,000 during the quarter ended March 31, 1995.

The return on average assets was 0.30% for the three months ended March 31, 1995 compared to (0.46%) for the same 1994 period. Net income was $.02 per share for the three months ended March 31, 1995 compared to a net loss of $.02 per share for the three months ended March 31, 1994.

In addition, the Federal Deposit Insurance Corporation ("FDIC") has recommended the removal of its Order to Cease and Desist issued on October 7, 1991 when the Bank experienced significant asset quality, liquidity and capital adequacy problems. After completion of a joint examination of the Bank with the Connecticut Banking Department, the FDIC recommended, and the Bank agreed to enter into, a significantly less stringent "Memorandum of Understanding".


REGULATORY MATTERS

The FDIC, after completion of a joint examination of the Bank with the Connecticut Banking Department as of February 6, 1995, has recommended the removal of its Cease and Desist Order ("Order") issued in 1991. The Order required the Bank to take a series of actions designed to improve its financial condition and operating results and augment its capital position. At the conclusion of its regulatory examination, the FDIC, based on the Bank's improved overall financial condition, recommended the issuance of a less stringent Memorandum of Understanding (the "Memorandum"). The Bank voluntarily agreed to enter into the Memorandum which will be effective in the near future. The Memorandum will require, among other things, that the Bank achieve certain Tier 1 leverage and total risk based capital requirements. The Bank must improve its Tier 1 leverage capital ratio to 5% by June 30, 1996 and to 6% by June 30, 1997. If these thresholds are not achieved the Bank will be required to submit a written capital plan to increase its Tier 1 leverage capital to the required level. Also, the Bank must maintain a total risk-based capital ratio of at least 8% throughout the existence of the Memorandum. As of March 31, 1995,the Bank's Tier 1 leverage capital and total risk-based capital ratios were 4.8% and 8.2%, respectively.
The Company anticipates that it will achieve the minimum Tier 1 leverage capital ratio requirements through future earnings. See "Capital Adequacy" for further discussion. The Memorandum will also require the Bank to charge-off certain loans and develop and implement a written problem loan reduction program to continue to reduce its level of problem loans. In addition, the Memorandum will prohibit the payment of dividends without prior FDIC consent and will require the Bank to review, monitor and update certain loan and liquidity policies.


NET INTEREST INCOME

Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and other borrowings.

Net interest income was $3,334,000 for the three month period ended March 31, 1995 compared to $3,039,000 for the same 1994 period, representing an increase of $295,000, or 10%. The increase in net interest income for the comparative three month periods was primarily attributed to an increase in earning assets and their associated interest rates and partially offset by an increase in the cost of average paying liabilities. Although the Company's net interest income increased on a comparative basis from March 31, 1994 to March 31, 1995, the level of nonperforming assets continues to impact negatively net interest income.


Interest income increased to $5,571,000 for the three months ended March 31, 1995 from $4,812,000 for the same 1994 period, an increase of $759,000, or 16%. The Company's average earning assets increased from $265,418,000 for the three months ended March 31, 1994 to $277,076,000 for the same 1995 period, or 4%. The growth in interest income can be primarily attributed to an increase in the average loan portfolio from $200,307,000 during the quarter ended March 31, 1994 to $208,084,000 during the same 1995 period and an increase in the corresponding loan yield of 94 basis points from 8.01% for the three months ended March 31, 1994 to 8.95% for the same 1995 period. Interest income was negatively impacted by the level of nonperforming assets(nonaccrual loans and OREO) of $9,554,000, $8,895,000 and $14,013,000 as of March 31, 1995, December
31, 1994 and March 31, 1994, respectively. If nonperforming assets had earned interest in accordance with their original terms, the Company would have earned additional interest of approximately $230,000 for the first three months of 1995 as compared to $319,000 for the same 1994 period.

Interest expense increased to $2,237,000 for the three months ended March 31, 1995 from $1,773,000 for the same 1994 period, an increase of $464,000, or 26%. This increase reflects the rise in average paying liabilities and their associated interest rates from March 31, 1994 to March 31, 1995. Average paying liabilities increased from $220,643,000 for the quarter ended March 31, 1994 to $229,646,000 for the same period in 1995, an increase of $9,003,000, or 4%. The growth in average paying liabilities is primarily related to an increase in higher cost time deposits and other borrowings. Average time deposits increased $8,959,000 and average other borrowings increased $8,205,000 for the three months period ended March 31, 1995 compared to the same 1994 period. Average interest bearing core deposits (NOW, money market and savings accounts) as a percentage of total average paying liabilities declined from 46% as of March 31, 1994 to 41% as of March 31, 1995. The Company's average interest rate on paying liabilities increased 69 basis points from 3.26% for the three months ended March 31, 1994 to 3.95% for the three months ended March 31, 1995. The Company anticipates that upward pressure on market interest rates for deposits during the last half 1994 and the first quarter of 1995 will increase the Company's overall cost of funding during the remainder of 1995 .

The net interest margins for the three month periods ended March 31, 1995 and 1994 were 4.88% and 4.64%, respectively, an increase of 24 basis points.

                                   Three Months Ended March 31, 1995
                                      (in thousands of dollars)
                                              (Unaudited)


                                                Average               Average
                                                Balance    Interest   Yield
                                                ________   ________   _______
ASSETS
________________________________________

Investments:
 Held to Maturity, at amortized cost            $ 37,791   $  504    5.41%

 Available for Sale<F2>                           30,667      467    6.18%

Federal funds sold                                   534        8    6.08%

Loans - net<F1>                                  208,084    4,592    8.95%
                                                ________   ______    ____

Total average earning assets <F1>               $277,076   $5,571    8.15%


INTEREST BEARING LIABILITIES
_______________________________________

Deposits:

NOW accounts                                   $ 38,043   $  165      1.76%

Money markets                                    22,723      155      2.77%

Savings deposits                                 33,633      231      2.79%

Time deposits under $100,000                    110,981    1,360      4.97%

Time deposits over $100,000 or more              11,727      139      4.81%
                                               ________   ______      _____

Total interest bearing deposits                $217,107   $2,050      3.83%

Other borrowings                                 12,539      187      6.05%
                                               ________   ______      _____

Total interest bearing deposits and
  other borrowings                             $229,646   $2,237      3.95%
Net interest income                                       $3,334
Interest rate spread <F1>                                             4.20%
Net interest margin <F1>                                              4.88%


                                   Three Months Ended March 31, 1994
                                      (in thousands of dollars)
                                              (Unaudited)


                                                Average               Average
                                                Balance    Interest   Yield
                                                ________   ________   _______
ASSETS
________________________________________

Investments:
 Held to Maturity, at amortized cost            $ 37,665   $  490    5.28%

 Available for Sale <F2>                          26,040      356    5.54%

Federal funds sold                                 1,406       11    3.17%

Loans - net <F1>                                 200,307    3,955    8.04%
                                                ________   ______    ____

Total average earning assets <F1>               $265,418   $4,812    7.35%


INTEREST BEARING LIABILITIES
_______________________________________

Deposits:

NOW accounts                                   $ 41,853   $  184      1.78%

Money markets                                    28,746      160      2.26%

Savings deposits                                 31,961      198      2.51%

Time deposits under $100,000                    103,441    1,092      4.28%

Time deposits over $100,000 or more              10,308       99      3.90%
                                               ________   ______      _____

Total interest bearing deposits                $216,309   $1,733      3.25%

Other borrowings                                  4,334       40      3.74%
                                               ________   ______      _____

Total interest bearing deposits and
  other borrowings                             $220,643   $1,773      3.26%
Net interest income                                       $3,039
Interest rate spread <F1>                                             4.09%
Net interest margin <F1>                                              4.64%






<F1> Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities (which do not include non-interest bearing demand accounts), and net interest margin represents net interest income as a percentage of average interest-earning assets, including the average daily amount of non-performing loans.

<F2> The average balance and related weighted average yield calculations are based on average historical amortized cost for the period presented.




FOR THE YEAR TO DATE PERIOD
SUMMARY OF AVERAGE INTEREST BEARING
LIABILITIES AND DEMAND DEPOSITS

(dollars
(in thousands)       March 31, 1995     December 31, 1994    March 31, 1994
                     Amount      %      Amount        %      Amount         %
                    _______________     _________________    ________________
Demand deposits      $ 49,610  17.8%    $ 46,290    17.0%    $ 42,608   16.2%

NOW accounts           38,043  13.6%      41,048    15.1%      41,853   15.9%

Money market accounts  22,723   8.1%      27,955    10.2%      28,746   10.9%

Savings deposits       33,633  12.1%      34,512    12.7%      31,961   12.1%

Time deposits
under $100,000        110,981  39.7%     105,067    38.5%     103,441   39.4%

Time deposits
$100,000 or more       11,727   4.2%      10,444     3.8%      10,308    3.9%
                      _______ ______     _______   ______     _______   _____

Total deposits        266,717  95.5%     265,316    97.3%     258,917   98.4%

Other borrowings       12,539   4.5%       7,362     2.7%       4,334    1.6%
                     ________ ______    ________   ______    ________  ______
Average deposits and
other borrowings     $279,256 100.0%    $272,678   100.0%    $263,251  100.0%


OTHER INCOME

Other income remained stable at $689,000 for the three months ended March 31, 1995 compared to $687,000 for the same 1994 period. Service fees related to NOW and demand accounts increased from $391,000 for the three months ended March 31, 1994 to $535,000 for the same 1994 period. This increase is primarily due to the additional fees collected relating to checking account overdrafts charges. Mortgage placement fees, which are fees the Company earns for originating residential first mortgage applications, declined $77,000 for the three months ending March 31, 1995 as compared the same 1994 period due to a slowdown in residential mortgage business.


PROVISION FOR LOAN LOSSES

The provision for loan losses charged to operations reflects management's analysis of the loan portfolio and determination of an adequate allowance for loan losses to provide for probable losses in the loan portfolio.
The potential for loss in the portfolio reflects the risks and uncertainties inherent in the extension of credit.

The determination of the adequacy of the allowance for loan loss is based upon management's assessment of risk elements in the portfolio, factors affecting loan quality and assumptions about the economic environment in which the Company operates. The Company utilizes a loan grading system, based upon FDIC parameters, and utilizes that assessment of the overall quality of the loan portfolio in the process of determining an adequate allowance for loan loss level. This system involves an ongoing review of the commercial and real estate loan portfolios, with added emphasis on the Company's larger commercial credits and nonperforming loans. Various factors are involved in determining the loan grade, including the cash flow and financial status of the borrower, the existence and nature of collateral, and general economic conditions and their impact on the borrower's industry. These reviews are dependent upon estimates, appraisals and judgments, which can change quickly due to economic conditions and the Company's perceptions as to how these conditions affect the collateral securing its current and past due loans as well as the borrower's economic prospects. In each reporting period, the allowance for loan losses is reviewed based on the most recent loan grading data and is adjusted to the amount deemed necessary, in the Company's judgment, to maintain adequate allowance for loan loss levels.

The provision for loan losses charged against earnings in the first three months of 1995 was $1,394,000 compared with $827,000 in the same 1994 period. Net loan charge-offs for the three months ended March 31, 1995 and 1994 were $817,000 and $829,000, respectively. The Company's adoption of SFAS 114 requires that impaired loans, which are defined as loans where it is probable that a creditor will not be able to collect both the contractual interest and principal payments, be measured at the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent, when assessing the need for a loss accrual. The adoption of SFAS 114 resulted in an additional provision for loan losses of approximately $500,000 during the first quarter of 1995. The Company anticipates that second and third quarter 1995 net charge-offs could approximate $1,300,000 to $1,500,000. Net charge-offs for the fourth quarter of 1995 should not exceed the level experienced by the Company during the first quarter of 1995. However, the Company anticipates that provision for loan losses for each of the remaining three quarterly periods of 1995 should not exceed the level experienced by the Company during the first quarter of 1995.

In establishing the allowance for loan losses, management has considered the possible deterioration of the collateral securing its past due loans. As of March 31, 1995, the Company's allowance for loan losses was $7,404,000, or 3.56% of total loans, as compared to $9,495,000, or 4.65%
of total loans, as of March 31, 1994. The allowance for loan losses was $6,827,000, or 3.30% as of December 31, 1994. The ratio of the allowance for loan losses to nonaccrual and restructured loans and accruing loans past due 90 days or more was 66.1% as of March 31, 1995 as compared to 69.3% and 39.3% as of December 31, 1994 and March 31, 1994, respectively.

As of March 31, 1995, nonaccrual loans were $8,101,000 as compared with $7,043,000 as of December 31, 1994, and $8,836,000 as of March 31, 1994.
The increase in nonaccrual loans during the first quarter of 1995 can be partially attributed to the Company's adoption of SFAS 114. The Company's SFAS 114 loan impairment analysis identified $812,000 of accruing loans(delinquent less than 90 days) as impaired and it was necessary, in management's judgment, to transfer these loans to a nonaccrual status during the first quarter of 1995. As of March 31, 1995, approximately $5,274,000 of the loans in the nonaccrual portfolio were collateralized partially by commercial or residential real estate or business assets and approximately $2,827,000 of nonaccrual loans were unsecured. The largest unsecured portion consists of 3 loan relationships that migrated to nonaccrual status during last half of 1994 which total $1,334,000. The Company is actively pursuing a workout plan for the orderly disposition of these loans. The Company believes that its allowance for loan losses is adequate to absorb any potential reduction of the net carrying value in the nonaccrual portfolio. The ratio of nonaccrual loans to total loans declined from 4.34% at March 31, 1994 to 3.89% at March 31, 1995.

Accruing loans past due 90 days or more were $360,000 as of March 31, 1995, $357,000 as of December 31, 1994 and $1,207,000 as of March 31,
1994. The Company's nonaccrual policy states that any commercial or mortgage loan attaining a 90-day past due status is placed on nonaccrual unless such loan is well secured and in the process of collection. Exceptions to placement on nonaccrual status that extend beyond 120 days must be approved by the Board of Directors' Loan Committee. Any installment or consumer loan that attains a 180-day past due status will be placed on nonaccrual regardless of collateral value or collection proceedings. At March 31, 1995, loans totaling $103,000 were accruing past due 120-180 days.

The Company has identified potential problem loans in the amount of $1,879,000 as of March 31, 1995. Potential problem loans are defined as loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. These accruing commercial loans have experienced frequent delinquency problems. Twelve accruing loans with a principal balance of $759,000 have experienced 2 or more delinquencies between 60-89 days during the last five quarterly periods. In addition, twelve accruing loans with a principal balance of $1,120,000 have been delinquent 3 or more times between 30-59 days and at least once over 60 days during 1994. However, they continue to be less than 90 days delinquent as of March 31, 1995.
If these credits continue to have financial difficulties, they could be classified as nonaccrual loans or become potential loan charge-offs in future quarterly periods.

At March 31, 1995, December 31, 1994 and March 31, 1994, the Company had restructured loans of $2,740,000, $2,448,000 and $14,115,000, respectively. Interest income recorded on these loans during the three month periods ending March 31, 1995 and 1994 was $55,000 and $275,000, respectively. The weighted average yield on restructured loans was 6.96% and 6.52% during the three months ending March 31, 1995 and 1994, respectively. If these loans had earned interest in accordance with their original terms, interest income for the first three months of 1995 and 1994 would have been $9,000 and $82,000 higher, respectively.

Management, after careful consideration of the above factors, is of the opinion that the allowance for loan losses as of March 31, 1995 is adequate. However, because the economic recovery in Connecticut appears to be progressing slower than in the nation, as a whole, it is difficult to predict how the future economy may impact the Company's loan customers. If economic conditions continue to slowly improve during 1995, management believes that the level of its nonaccrual loans could gradually decline during the next several quarterly periods. However, the level of the Company's nonperforming assets will continue to negatively impact the Company's profitability in future quarterly periods. The nature of the Connecticut economy will continue to influence the levels of loan charge-offs, nonaccrual loans and the allowance for loan losses, and management will appropriately adjust the allowance as considered necessary to reflect future changes in risk.

The following tables set forth quarterly information on nonperforming assets, restructured loans, accruing loans past due 90 days or more and loans charged-off for the quarterly periods from March 31, 1994 to March 31, 1995.

                                     ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                                 Quarter Ended

                                            (dollars in thousands)


                      March 31,   Dec. 31,   Sept. 30,   June 30,   March 31,
                      1995        1994       1994        1994<F1>   1994
                      _________   ________   _________   ________   _________
Balance beginning
of period             $6,827      $6,695     $7,155      $9,495      $9,497

Provision charged
to income              1,394         757        564       7,051         827

Loans charged off:
 Commercial              666         529      1,131       3,208         696

 Real Estate:
   Commercial Mtg.       134         173        189       5,656         147

   Residential Mtg.       40           0          0         574           0

 Consumer                 89          58         41          46          42
                      ______      ______     ______      ______     _______
Total Loans
Charged-off              929         760      1,361       9,484         885

Recoveries               112         135        337          93          56
                      ______      ______    _______      ______     _______
Net loans
charged-off              817         625      1,024       9,391         829
                      ______      ______     ______      ______      ______
Balance,
end of period         $7,404      $6,827     $6,695      $7,155      $9,495

Ratios:
Net loans
charged-off to
avg. loans              0.39%       0.30%      0.50%       4.59%      0.42%

Allowance for
loan losses to
total loans             3.56%       3.30%      3.22%       3.60%      4.65%



<F1> The Company incurred loan charge-offs of approximately $6,500,000 in connection with a sale of problem loans that was completed in the third quarter of 1994.


      NONACCRUAL LOANS, RESTRUCTURED LOANS AND OTHER REAL ESTATE OWNED
                               (in thousands)

QUARTER ENDED         March 31,   Dec. 31,   Sept. 30,   June 30,   March 31,
                      1995        1994       1994        1994       1994
______________        _________   ________   _________   ________   ________
Nonaccrual loans:
Commercial            $ 3,368     $ 3,712    $ 3,595     $ 4,873     $ 4,210

Real Estate:
  Commercial            4,032       3,129      3,748       2,834       4,176

  Residential             556         190        161         114         390

Consumer                  145          12         60          60          60
                       ______      ______     ______      ______      ______

Total nonaccrual
loans                   8,101       7,043      7,564       7,881       8,836

Other Real Estate
Owned - net             1,453       1,852      2,105       3,169       5,177
                      _______      ______     ______     _______     _______

Total
nonperforming
assets                  9,554       8,895      9,669      11,050      14,013

Restructured
loans                   2,740       2,448      4,806       5,148      14,115
                      _______     _______    _______     _______     _______

Total
nonperforming
assets and
restructured
loans                 $12,294     $11,343    $14,475     $16,198     $28,128

Accruing loans
past due 90 days
or more:

Commercial                164          88        240          66       1,046

Real Estate:
  Construction              0           0          0           0           0

  Commercial                0           0        132           0           0

  Residential               0           0          0          49           0

Consumer                  196         269        292         231         161
                       ______      ______     ______      ______      ______


Total accruing
loans past due
90 day or more        $   360     $   357    $   664     $   346     $ 1,207

Allowance for
loan losses           $ 7,404     $ 6,827    $ 6,695     $ 7,155     $ 9,495

SFAS 114
impaired loans        $ 8,705

Ratio of
nonperforming
assets to total
assets                    3.3%       3.0%       3.3%        3.8%        4.9%

Ratio of
nonperforming
assets, restructured
loans and accruing
loans past due 90
days or more to
total assets              4.3%       3.9%       5.2%        5.7%       10.3%

Ratio of
nonperforming
assets to total
loans and OREO            4.6%       4.3%       4.6%        5.5%        6.7%

Ratio of
nonperforming
assets, restructured
loans, and accruing
loans past due 90
days or more to
total loans and OREO      6.0%       5.6%       7.3%        8.3%       14.1%

Ratio of allowance
for loan losses to
nonaccrual loans,
restructured loans
and accruing loans
past due 90 days
or more                  66.1%      69.3%      51.4%       53.5%       39.3%

Ratio of nonaccrual
loans, restructured
loans and accruing
past due 90 days or
more to shareholders'
equity and allowance
for loan losses          54.5%      51.3%      67.9%       68.1%       82.9%


OTHER REAL ESTATE OWNED

Other Real Estate Owned (OREO) expense was $169,000 for the three month period ended March 31, 1995 as compared to $366,000 for the three months ended March 31, 1994. These expenses reflect losses on sales and writedowns on OREO properties and associated direct holding costs, such as property taxes, insurance and utilities. OREO holding costs were $24,000 and $85,000 for the three month periods ended March 31, 1995 and 1994, respectively.

The OREO balance as of March 31, 1995 is $1,453,000 and was comprised of 10 properties. The OREO portfolio consists of 2 residential properties, representing 12% of the total OREO portfolio, and 4 commercial properties which constitutes 50% of the total OREO portfolio. In addition, the Company has 4 parcels of land which total $555,000 which includes a $439,000 approved residential subdivision.

OREO properties are carried at the lower of carrying value of the related loan or fair value of the foreclosed property at date acquired through foreclosure less the cost to dispose. Fair value of OREO properties is determined using the Company's most recent appraisal or a more recent broker's valuation. In order to facilitate the sale and ultimate disposition of OREO, the Bank may finance the sale of a property at market rates to qualified, credit-worthy borrowers. The Company values its OREO properties based on an asset by asset review and on the assumption that an active market exists for those properties. The Company's primary valuation technique is to derive values from available comparable sales data and not from other evaluation criteria such as discounted cash flows. In making the assumption that an active market exists for OREO properties, the Company has made the determination that the properties are salable within approximately one year, and has valued each property at an amount which the Company anticipates will permit the sale of such property within approximately one year. Although the Company actively markets all OREO properties for sale, no assurance can be given that properties will actually sell in approximately one year, such sales being dependent upon relevant market conditions which will vary from property to property, and include such factors as the number of comparable properties available for purchase at the time, the availability of financing and the stability or trends of real estate values in the area. The following table reflects OREO activity for the last five quarterly periods.

                                            OTHER REAL ESTATE OWNED
                                              QUARTERLY ANALYSIS
                                            (dollars in thousands)


                                                  QUARTER ENDED


DESCRIPTION                03/31/95   12/31/94   09/30/94  06/30/94  03/31/94
_______________________    ________   ________   ________  ________  ________

Beginning book value       $1,852     $2,105     $3,169    $5,177    $5,993

Properties added               42        101         23       305        86

Proceeds from OREO sold      (296)      (186)      (590)   (2,005)     (435)

Gains(losses) on
properties sold                14        (35)       (24)       (5)      (12)

Other activity                            (8)      (157)      (129)    (186)

Property writedowns          (159)      (125)      (316)      (174)    (269)
                           _______    _______    _______    _______  _______
Ending book value          $1,453     $1,852     $2,105     $3,169   $5,177


OPERATING EXPENSES

Operating expenses decreased $317,000, or 10%, from $3,209,000 for the three months ending March 31, 1994 to $2,892,000 for the same 1995 period. OREO expense and examination and professional fees were primarily responsible for the decrease in operating expenses during the first three months of 1995 as compared to the same 1994 period.

OREO expense comprised of losses on sales and writedowns on OREO properties and associated direct holding costs declined $197,000, or 54%, from $366,000 for the three months ended March 31, 1994 to $169,000 for the same 1995 period. Examination and professional fees decreased $46,000, or 24%, from $194,000 as of March 31, 1994 to $148,000 for the same 1995 period which resulted from lower legal expenses related to problem assets. Salaries and employee benefits remained flat at $1,371,000 for the first three months of 1994 as compared to $1,362,000 for the same 1995 period. The Company's full-time equivalent positions as of March 31, 1995 is 140 as compared to 142 as of March 31, 1994.

PROVISION(BENEFIT) FOR INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of the Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes" ("SFAS 109"). As a result of the Company's net operating losses in prior years, it has federal and state tax net operating loss carryforwards of approximately $20.6 million and $30.8 million as of March 31, 1995, respectively. Such net operating loss carryforwards can be used to offset future taxable income based upon management's estimate of the amount of taxable income to be generated in future periods. Gross deferred tax assets and gross deferred tax liabilities were $14.7 million and $0.6 million, respectively, as of March 31, 1995. A valuation allowance has been established of $13.6 million for a portion of deferred tax assets. The deferred tax assets after the valuation allowance were $504,000 as of March 31, 1995 and included in other assets. Management believes that it is "more likely than not" that these deferred tax assets will be realized from the utilization of tax benefit carryforwards in future periods. The federal tax net operating loss carryforwards expire in the years from 1997 to 2009 and the state tax net operating loss carryforwards expire from 1995 to 1999. The income tax benefit of $504,000 was offset by state and alternative minimum federal taxes of $18,500 for the three months ended March 31, 1995.


CAPITAL ADEQUACY

The Company and the Bank are subject to the capital adequacy rules of several regulators. Effective December 19, 1992, each federal banking agency issued final rules to carry out the "prompt corrective action" provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "Improvement Act"). The regulations adopted, among other things, defined capital measures and the capital thresholds for each of the five capital categories established in the statute and established a uniform schedule for filing of capital restoration plans by undercapitalized institutions. The following table identifies generally the capital measures and thresholds defined under the FDIC and Federal Reserve Board rules.


                                 Total            Tier 1          Tier 1
                                 Risk-Based       Risk-Based      Leverage
                                 Ratio            Ratio           Ratio
                                 ______________   _____________   _________

Well Capitalized                 10% or above &   6% or above &   5% or above
Adequately Capitalized            8% or above &   4% or above &   4% or above
Undercapitalized                 Under 8% or      Under 4% or     Under 4%
Significantly Undercapitalized   Under 6% or      Under 3% or     Under 3%
Critically Undercapitalized                                       A ratio of
                                                                  tangible
                                                                  equity to
                                                                  total
                                                                  assets
                                                                  equal to or
                                                                  under 2%

To fall within the well capitalized or adequately capitalized capital category, the financial institution must meet the requirements of all three capital measurements. Undercapitalized and significantly undercapitalized institutions will be categorized as such if the institution falls within any of those three capital measurements. The risk-based capital guidelines establish a measurement of capital adequacy by relating a banking organization's capital to its financial risks, both on- and off-balance sheet. As of March 31, 1995, December 31, 1994 and March 31, 1994, the Company's total risk-based capital ratio was 8.3%, 8.1%, 10.7%, respectively. The second capital measure is the Tier 1 risk-based ratio, which includes only core capital as it measures the relationship to risk-weighted assets. As of March 31, 1995, December 31, 1994 and March 31, 1994, the Company's Tier 1 risk-based ratio was 7.0%, 6.8%, and 9.4%, respectively. The third capital adequacy measure is the Tier 1 (or core) leverage capital (using the same definition of capital as used in the risk-based guidelines) to average total assets. The Company's Tier 1 leverage ratio was 4.8%, 4.7%, and 6.9% as of March 31, 1995, December 31, 1994 and March 31, 1994, respectively. As of March 31, 1995, based on the above criteria, the Company falls within the adequately capitalized category.

As of March 31, 1995, December 31, 1994 and March 31, 1994, the Bank's total risk-based capital ratio was 8.2%, 8.0% and 10.4%, respectively, while its Tier 1 risk-based capital ratio was 6.9%, 6.8% and 9.1%, respectively, and its Tier 1 leverage ratio was 4.8%, 4.7%, and 6.7%, respectively. As of March 31, 1995, based on the above criteria, the Bank falls within the adequately capitalized category.

The reporting of debt and equity securities (not held for trading activities or to maturity) for the purposes of calculating Tier 1 capital for the Company and the Bank differs from reporting under SFAS 115.
Under final FDIC regulations, net unrealized losses for equity securities that are available for sale are included in the calculation of Tier 1 capital. All other net unrealized gains or losses on available for sale securities are excluded from the definition of Tier 1 capital. As of March 31, 1995, Tier 1 capital was reduced $218,000 to reflect the unrealized depreciation on the Company's equity securities held as available for sale.

At the conclusion of its regulatory examination, the FDIC, based on the Bank's improved overall financial condition, has recommended the removal of the Order and will issue a less stringent Memorandum of Understanding. See "Regulatory Matters" for further discussion. The Company's principal subsidiary, The Bank of New Haven, voluntarily agreed to enter into the Memorandum effective in the near future. The Memorandum will require, among other things, the Bank to achieve certain Tier 1 leverage and total risk-based capital requirements. The Bank must improve its Tier 1 leverage capital ratio to 5% by June 30, 1996 and to 6% by June 30, 1997. If these thresholds are not achieved, the Bank will be required to submit a written capital plan to increase its Tier 1 leverage capital to the required level. Also, the Bank will be required to maintain a total risk-based capital ratio of at least 8% throughout the existence of the Memorandum. The Bank's Tier 1 leverage ratio is currently below the Memorandum's minimum level of 5%, but it exceeds the total risk-based capital ratio requirement. The Company anticipates that it will achieve the minimum Tier 1 leverage capital ratio requirements through future earnings.

The Improvement Act also requires each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities and reflect the actual performance and expected risk of loss on multi-family residential loans. While the FDIC has published proposed regulations for the purpose of amending its risk-based capital standards, the Company cannot predict what may be required under any final regulations that may be adopted. Such regulations could, however, further increase the regulatory capital requirements which are applicable to the Company and the Bank.


LIQUIDITY AND INTEREST RATE SENSITIVITY

The liquidity process is monitored by the Company's Asset Liability Committee ("ALCO"), which meets regularly to implement its asset/liability and funds management policy. ALCO's role is to evaluate liquidity and interest rate risk and their impact on earnings. The Committee developed a reporting system that integrates the current interest rate environment of the national and local economy with the maturities and the repricing schedules of both the assets and liabilities of the Company. The objective of ALCO is to manage the Company's assets and liabilities to provide an optimum and stable net interest margin and to facilitate a constant level of net interest income.

The primary focus of the Company's liquidity management is appropriately to match cash inflows and outflows with funds provided by the Company's market for deposits and loans. The Company's objective is to maintain adequate cash which is invested in federal funds. During the first three months of 1995, the average balance of federal funds sold was $534,000. In the event the Company needs to borrow cash to manage its overnight position or short-term position, the Company can borrow up to 2% of its assets, $5,980,000 as of March 31, 1995, on an overnight basis from the Federal Home Loan Bank of Boston. As of March 31,1995, the Company had no overnight borrowings outstanding from the Federal Home Loan Bank of Boston. In addition, the Company has access to $7,000,000 in short-term funds via reverse repurchase agreements with two brokerage firms. The Company's investment portfolio also provides a secondary source of liquidity.

At March 31, 1995, the Company's liquidity ratio as defined by FDIC criteria was 25.2% compared to 25.9% and 26.5% as of December 31, 1994 and March 31, 1994. The liquidity ratio is defined as the total of net cash, short-term investments and other marketable assets, divided by total net deposits and short-term liabilities. Management believes that its liquidity position is adequate as of March 31, 1995.

Effective January 1, 1994, the Company adopted the provisions of the Statement of Financial Accounting Standard No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities".
Under SFAS 115, debt securities classified as held to maturity are reported at amortized cost. Debt and equity securities (not held for trading activities or to maturity) are reported at fair value with unrealized gains or losses excluded from income and reported as a separate component of shareholders' equity. In order to classify securities as held to maturity, management must have the positive intent and ability to hold the securities to maturity. The adoption and ongoing compliance with SFAS 115 on January 1, 1994 has not had an adverse effect on the Company's net interest margin, regulatory capital ratios or ability to meet its liquidity obligations.

The Company generated a negative aggregate cash flow of $6,798,000 for the three months ended March 31, 1995, as compared to a positive aggregate cash flow of $3,010,000 for the same 1994 period. Cash flows provided by operating activities were $1,574,000 and $1,014,000 for the three months ending March 31, 1995 and March 31, 1994, respectively.
This was due in part to significant non-cash charges for the provision for loan losses and writedowns on OREO. Net cash used by financing activities was $6,781,000 and $1,920,000 for the three months ending March 31, 1995 and 1994, respectively. Net cash used by financing activities was primarily due to an aggregate decrease in core deposits and federal funds purchased and offset by an increase in time deposits and FHLB Advances for the three month period ending March 31, 1995. For the three month period ending March 31, 1994, net cash used by financing activities was primarily due to decreases in core and time deposits and were offset by proceeds from federal funds purchased and FHLB Advances. Net cash used by investing activities were $1,591,000 for the three months ending March 31, 1995 as compared net cash provided of $3,915,000 for the three months ended March 31, 1994. The cash used by investing activities for the three months ended March 31, 1995 was primarily due to an increase in net loans originated and federal funds sold and offset by maturities of investment securities. For the three months ended March 31, 1994, cash provided by investing activities was due to an decrease in federal funds sold and investment securities maturities and offset by a increase in net loans originated.

The Company concentrates its efforts on evaluating interest rate risk and appropriately adjusts for changes in rates and maturities of its assets and liabilities. The Company's objective is to provide stable net interest income. The table below illustrates the ratio of rate sensitive assets to rate sensitive liabilities as they mature and/or reprice within the indicated periods. As of March 31, 1995, the Company's rate sensitive assets repricing or maturing approximately equalled its rate sensitive liabilities during the first ninety days. This results from having approximately 42% of the Company's loan portfolio available to reprice within thirty days. In an increasing rate environment, asset sensitivity enhances earnings potential, whereas liability sensitivity would negatively impact earnings. In contrast, in a declining rate environment, asset sensitivity would negatively impact earnings, whereas liability sensitivity enhances earnings potential. The Company is "liability sensitive" between the periods of six to twelve months and beyond one year which is primarily due to its demand and savings accounts, which are considered relatively stable and not easily influenced by changes in interest rates. At March 31, 1995, the amount of the Company's cumulative gap with respect to assets and liabilities maturing or repricing within one year was $7,235,000 more liabilities than assets repricing (a negative gap position), representing a negative 3% cumulative gap to total rate sensitive assets. ALCO manages the gap position on an ongoing basis to assure an interest rate risk not to exceed more than a 3% change in net interest income for a one year period. If interest rates were to immediately increase by 200 basis points, the negative impact on the Company would be within ALCO's tolerance level.

The following table sets forth the distribution of the repricing of the Company's earning assets and interest bearing liabilities at a single point in time, as of March 31, 1995. The table shows the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which interest earning assets and interest bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the Company's repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company's customers. The Company's interest rate sensitivity position is adjusted as ALCO's assessment of the interest rate outlook and other factors are modified. As the Company increases its total assets, the overall business plan provides for matching its assets and liabilities to reduce interest rate risk and liquidity risk.


INTEREST - RATE SENSITIVITY TABLE
(dollars in thousands)

March 31, 1995                   Month 1     Month 2     Month 3
______________________           _______     _______     _______

Rate Sensitive Assets:

 Loans <F1>                      $84,450     $4,045      $2,421
 Investments                       8,592      2,995       3,346
                                 _______     ______      ______

Total Rate
Sensitive Assets                  93,042      7,040       5,767

Rate Sensitive
 Liabilities:
 Time deposits                    12,525      9,891       8,438

 Other deposits                   70,156<F2>  2,000           0
                                 _______     ______      ______
Total Rate
Sensitive Liabilities             82,681     11,891       8,438
Net Gap                           10,361     (4,851)     (2,671)
                                  ______     ______      ______

Cumulative Gap                    10,361      5,510       2,839

Net Gap as % of total
rate sensitive assets                  4%        -2%         -1%

Cumulative Gap as %
of total rate sensitive
assets                                 4%         2%          1%


INTEREST - RATE SENSITIVITY TABLE
(dollars in thousands)

March 31, 1995                   Months     Months     Over       Total
                                 4-6        7-12       1 Year
______________________           ______     ______     ______     _____

Rate Sensitive Assets:

 Loans <F1>                      $ 8,872    $23,799    $ 76,384    $199,971
 Investments                       9,453      9,020      35,046      68,452
                                 _______    _______    ________    ________

Total Rate Sensitive Assets:     18,325      32,819     111,430     268,423

Rate Sensitive Liabilities:
 Time deposits                   11,115      44,603      39,728     126,300

 Other deposits                   2,500       3,000      75,233<F3> 152,889
                                _______     _______    ________    ________

Total Rate Sensitive
Liabilities:                     13,615      47,603     114,961     279,189

Net Gap                           4,710     (14,784)     (3,531)    (10,766)
                                _______     _______     _______    ________

Cumulative Gap                    7,549      (7,235)    (10,766)    (10,766)

Net Gap as % of total
rate sensitive assets                 2%         -6%         -1%         -4%

Cumulative Gap as %
of total rate sensitive
assets                                3%         -3%         -4%         -4%




<F1> Excludes nonaccrual loans.

<F2> The Company has assumed that 100% of money market and NOW accounts will reprice within 30 days based on local market conditions.

<F3> The Company has assumed that 90% of demand and savings deposits will not be withdrawn in less than one year based on its analysis of Bank and industry experiences for the rate of runoff of such deposits.

PART II -              OTHER INFORMATION

ITEMS 1-5              Not applicable.


ITEM 6                 Exhibits and Reports on Form 8-K:

                      (a) Exhibits-Exhibit 27 Financial Data Schedule

                      (b) Form 8-K:  None

















































                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 12, 1995     /s/ F. Patrick McFadden, Jr.
                        ________________________________
                        F. Patrick McFadden, Jr.
                        President/Chief Executive Officer



Date:  May 12, 1995     /s/ John F. Trentacosta
                        ________________________________
                        John F. Trentacosta
                        Chief Financial Officer