Form 10-Q
period 1995-06-30
BNH BANCSHARES INC
filed 1995-08-10
CIK 764205

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  Form 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1995      Commission File Number 0-14018

                           BNH BANCSHARES, INC.

         (Exact name of Registrant as specified in its charter)



        CONNECTICUT                               06-1126899
   (State of incorporation                     (I.R.S. Employer
    or organization)                         Identification Number)


          209 CHURCH STREET, NEW HAVEN, CONNECTICUT 06510
              (Address of principal executive offices)

Registrant's telephone number, including area code (203) 498-3500


Former name, former address and former fiscal year, if changed since
last report   NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES [ X ]      NO [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       CLASS                                       August 11, 1995

  Common Stock (no par value)                         14,726,650

BNH BANCSHARES, INC.


PART I.  FINANCIAL INFORMATION



Item 1.   Financial Statements:                                   Page


Consolidated Statement of Financial Position as of June 30, 1995,
December 31, 1994 and June 30, 1994                                3


Consolidated Statement of Operations for the three and six
months ended June 30, 1995 and June 30, 1994                       4


Consolidated Statement of Changes in Shareholders' Equity for the
six months ended June 30, 1995 and June 30, 1994                   5


Consolidated Statement of Cash Flows for the six months ended
June 30, 1995 and June 30, 1994                                    6


Notes to Consolidated Financial Statements                         7



Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations                                9




Part II.  Other Information


Items 1-3 Not Applicable                                          28

Item 4    Submission of Matters to a Vote of Security-Holders     28

Item 5    Other Information - Not Applicable                      28

Item 6    Exhibits and Reports on Form 8-K - Not Applicable       28

          SIGNATURES                                              29

                                         BNH BANCSHARES, INC.
                            CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                             (Unaudited)



    ASSETS                June 30, 1995      Dec. 31, 1994    June 30, 1994
                          ______________     _____________    _____________
Cash and due from banks   $ 19,369,507       $ 22,011,625     $ 19,174,108
Federal funds sold           4,200,000                           2,051,539
Investment securities:
 Held to Maturity,
 at amortized cost          36,671,888         38,799,457       33,705,690
 Available for Sale,
 at fair value              33,831,678         29,155,531       24,049,287
Loans less unearned
 discount                  207,062,273        206,985,544      198,537,448
Less allowance for
 loan losses                (6,716,738)        (6,827,374)      (7,155,510)
                            ___________        ___________     ____________

Loans - net                 200,345,535        200,158,170      191,381,938
Loans held for sale - net             0                  0       11,577,649
Property and equipment-net    4,015,686          4,139,386        4,150,571
Accrued interest receivable   2,180,025          2,140,277        2,067,338
Other real estate owned       1,102,026          1,852,068        3,169,463
Deferred tax asset-net          504,000
Other assets                    695,595            918,672          385,745
                            ___________        ___________      ___________

TOTAL                      $302,915,940       $299,175,186     $291,713,328

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
 Demand deposits           $ 48,535,193       $ 59,232,645     $ 47,076,844
 NOW accounts                43,026,885         39,869,769       43,460,216
 Money market accounts       28,760,224         23,095,704       28,877,037
 Savings deposits            30,500,763         36,169,539       34,046,214
 Time deposits under
  $100,000                  112,869,190        108,055,465      107,058,654
 Time deposits $100,000
  or more                    16,231,889         11,293,040       11,411,161
                            ___________        ____________    ____________
Total deposits              279,924,144        277,716,162      271,930,126

Federal funds purchased and
 securities sold under
 repurchase agreements        1,269,782          3,561,134        1,261,989
FHLB Advances                 6,874,340          4,692,180       5,000,000
Accrued interest payable        392,444            304,815          262,553
Other liabilities               466,936            545,236          784,051
                            ___________        ___________     ____________
Total liabilities           288,927,646        286,819,527      279,238,719

Shareholders' equity:
Common stock, $.01, stated value;
issued 14,745,756, shares
Authorized 30,000,000           147,458            147,458          147,458
Capital surplus              47,523,492         47,523,492       47,523,492
Undivided losses            (32,958,253)       (33,392,619)     (34,020,531)
Net unrealized losses
 on investment securities
 available for sale            (477,232)        (1,675,501)        (928,639)
Treasury stock (19,106,
 shares)                       (247,171)          (247,171)        (247,171)
                           _____________      _____________    _____________
Total shareholders'          13,988,294         12,355,659       12,474,609
 equity
                           _____________      _____________    _____________
TOTAL                      $302,915,940       $299,175,186     $291,713,328


See accompanying Notes to Consolidated Financial Statements.

                                             BNH BANCSHARES, INC.
                                     CONSOLIDATED STATEMENT OF OPERATIONS
                                                  (Unaudited)


                       Three Months Ended June 30,  Six Months Ended June 30,
                         1995            1994           1995          1994
INTEREST INCOME:
Loans                  $4,694,075      $4,251,681     $9,286,380  $8,206,335
Investment securities:
 Held to maturity         491,511         453,155        994,899     942,800
 Available for sale       474,126         321,048        941,154     676,884
Federal funds sold        123,307          12,575        131,207      24,169
                       __________      __________     __________  __________
Total interest income   5,783,019       5,038,459     11,353,640   9,850,188

INTEREST EXPENSE:
Time deposits
 $100,000 or more         193,667          98,526        333,155     197,560
Time deposits under
 $100,000               1,562,528       1,115,542      2,922,389   2,207,241
Other deposits            635,771         556,289      1,185,985   1,097,782
Other borrowings          148,296          84,655        335,636     125,106
                        _________       __________    __________  __________
Total interest expense  2,540,262       1,855,012      4,777,165   3,627,689
                        _________       __________    __________  __________
NET INTEREST INCOME     3,242,757       3,183,447      6,576,475   6,222,499
PROVISION FOR LOAN       (894,000)     (7,051,600)    (2,288,000) (7,879,000)
 LOSSES
                        __________     ___________    __________  __________
NET INTEREST INCOME
 AFTER PROVISION FOR
 LOAN LOSSES            2,348,757      (3,868,153)     4,288,475  (1,656,501)

OTHER INCOME:
Service charges           545,094         405,358      1,080,439     796,189
Other income              203,087         273,675        356,599     575,890
Net loss on investment
 securities                 5,710               0          5,710      (6,000)
                        _________       __________    __________   _________
Total other income        753,891         679,033      1,442,748   1,366,079
                        _________       __________    __________   _________
OPERATING EXPENSES:
Salaries and employee
 benefits               1,349,128       1,365,295      2,710,667   2,736,152
Occupancy                 305,233         309,257        640,373     662,130
Advertising and
 promotion                157,754         135,066        271,273     240,113
Office stationery and
 supplies                  57,823          80,084        111,256     148,898
Examination and
 professional fees        144,146         194,634        292,375     389,040
Insurance                 264,140         263,139        529,793     527,543
Other real estate owned   133,434         374,455        302,288     740,300
Other                     473,548         579,268        919,332   1,081,463
                        _________       __________     _________   _________
Total operating
 expenses               2,885,206       3,301,198      5,777,357   6,525,639
NET INCOME (LOSS)
 BEFORE INCOME TAXES      217,442      (6,490,318)       (46,134) (6,816,061)

PROVISION (BENEFIT)
 FOR INCOME TAXES           5,000               0       (480,500)          0
                        _________      ___________     _________   _________
NET INCOME (LOSS)        $212,442     ($6,490,318)     $ 434,366 ($6,816,061)


NET INCOME (LOSS) PER
 COMMON SHARE               $0.01          ($0.44)         $0.03      ($0.46)

Weighted average number
 of common shares
 outstanding
 during the period     14,726,650       14,726,650     14,726,650  14,726,650


See accompanying Notes to Consolidated Financial Statements.

                                      BNH BANCSHARES, INC.
                   CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                           (Unaudited)


                                    June 30, 1995      June 30, 1994
                                   ______________     ______________

SHAREHOLDERS' EQUITY at
 beginning of period                $12,355,659        $20,206,348
UNDIVIDED LOSSES:
Net income (loss)                       434,366         (6,816,061)
Change in unrealized depreciation
 on marketable equity securities                            12,959

NET UNREALIZED LOSSES ON SECURITIES:

Unrealized depreciation
 on investment securities
 available for sale                   1,198,269          (928,639)
                                    ___________        ___________

SHAREHOLDERS' EQUITY at end of
 period                             $13,988,294        $12,474,609

See accompanying Notes to Consolidated Financial Statements.

                                      BNH BANCSHARES, INC.
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (Unaudited)


                                               Six months ended June 30,
                                            1995                     1994
                                            _____________________________
OPERATING ACTIVITIES
Net profit(loss)                            $   434,366     $(6,816,061)
Adjustments for items not affecting cash:
 Provision for loan losses                    2,288,000       7,879,000
 Depreciation and amortization of property
  and equipment                                 260,220         272,071
 (Accretion) amortization of bond premiums
  and discounts                                 (42,484)        116,552
 Loss/writedown on other real estate owned      278,279         461,013
 (Increase)decrease in interest receivable      (39,748)         80,526
 Increase(Decrease)in interest payable           87,629         (12,042)
 Increase in deferred tax assets               (504,000)
 Other, net                                     153,899          31,902
                                              _________       _________

Net cash provided by operating activities     2,916,161       2,012,961
                                              _________       _________

FINANCING ACTIVITIES
Net decrease in demand, NOW, money market and
 savings accounts                            (7,544,592)      3,177,173
Net increase(decrease) in time deposits       9,752,574       4,146,633
Net (decrease)increase in federal funds
 purchased and securities sold under
 repurchase agreements                       (2,291,352)      1,173,055
Proceeds from FHLB advances                   2,182,160       3,000,000
                                            ___________      __________

Net cash used by financing activities         2,098,790      11,496,861
                                            ___________      __________

INVESTING ACTIVITIES
Net (increase)decrease in federal funds
 sold                                        (4,200,000)      4,621,134
Maturities of securities held to maturity     2,100,000       5,255,000
Maturities of securities available for sale   2,046,968         469,104
Purchase of securities available for sale   (12,484,619)       (369,300)
Proceeds from the sale of available for
 sale securities                              7,024,703       1,998,000
Net loans originated and matured             (2,697,615)    (20,080,331)
Proceeds from sale of other real estate
 owned                                          694,011       1,551,666
Purchase of property and equipment             (140,517)       (130,078)
                                            ___________     ___________

Net cash (used)provided by investing
 activities                                  (7,657,069)     (6,684,805)
(Decrease)increase in cash                   (2,642,118)      6,825,017

Cash and due from banks at beginning of
 year                                        22,011,625      12,349,091
                                            ___________     ___________

Cash and due from banks at end of period    $19,369,507     $19,174,108


Cash paid for:
 Interest expense                           $ 4,689,536     $ 3,639,731
 Income taxes                               $    23,500     $    17,480


Non-cash transfers from loans receivable to other real estate owned were $96,000 and $207,147, for the six months ending June 30, 1995 and 1994, respectively.

Non-cash transfers from other real estate owned to loans receivable were $252,800 and $662,924, for the six months ending June 30, 1995 and 1994, respectively.

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


2.    Loan Portfolio


                              June 30,            Dec. 31,          June 30,
                               1995                 1994              1994

                                          (dollars in thousands)
Commercial                   $ 65,113             $ 67,418         $ 73,072
Real estate:
Commercial mortgage            56,030               57,097           56,435
Residential mortgage           41,001               36,605           29,975
Consumer                       44,918               45,866           39,056
                             ________             ________         ________
Total loans                   207,062              206,986          198,538

Allowance for loan losses      (6,717)              (6,827)          (7,156)
                             ________             ________         ________
Loans - net                  $200,345             $200,159         $191,382

Below is an analysis of the allowance for loan losses for the six month period ended June 30, 1995.


                                ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                       (dollars in thousands)


                                                              June 30,
                                                              1995
                            Balance beginning
                            of period                          $6,827
                            Provision charged to income         2,288
                            Loans charged off:
                             Commercial                         1,737
                              Real Estate:
                               Commercial Mtg.                    616
                               Residential Mtg.                    40
                               Consumer                           188
                                                               ______
                             Total Loans Charged-off            2,581

                             Recoveries                           183
                                                               ______
                             Net loans charged-off              2,398
                                                               ______
                             Balance, end of period            $6,717


The Company adopted Statement of Financial Accounting Standards No. 114 ("SFAS 114"), "Accounting by Creditors For Impairment of a Loan", effective January 1, 1995. The new accounting standard requires that impaired loans, which are defined as loans where it is probable that a creditor will not be able to fully collect both the contractual interest and principal payments, be measured at the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent, when assessing the need for a loss accrual. As of June 30, 1995, the recorded investment in loans that are considered to be impaired under SFAS 114 was $9,535,000. The related allowance for loan losses on impaired loans was $3,140,000. The average aggregate balance of impaired loans was $8,788,000 for the six month period ended June 30, 1995. For those loans categorized as impaired as of June 30, 1995, the Company recognized $224,000 of interest income for the six month period ended June 30, 1995. All impaired nonaccrual loans recognize cash payments as a reduction to principal.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company earned net income for the six months ended June 30, 1995 of $434,000 as compared to a net loss of $6,816,000 for the same 1994 period. Net income for the three months ended June 30, 1995 was $212,000 as compared to a net loss of $6,490,000 for the same 1994 period. The Company's substantial net losses for the three and six month period ending June 30, 1994 can be attributed to loan charge-offs, other real estate owned ("OREO") writedowns and a special loan loss provision for charge-offs related to a valuation of loans held for sale at their approximate fair value, less selling costs. The Company subsequently sold approximately $18 million of these problem loans in the third quarter of 1994. The most significant difference when comparing both the three month and six month financial results of 1995 and 1994 was the Company's provision for loan losses. Provisions for loan losses were $2,288,000 for the six month period ended June 30, 1995 compared to $7,879,000 for the same 1994 period. During the first six months of 1995, the Company also experienced lower OREO expense as compared to the same 1994 period. Losses on sales of OREO properties and writedowns of real estate values of OREO properties were $302,000 for the six month period ended June 30, 1995, as compared to $461,000 for the same 1994 period. Operating expenses associated with OREO also declined substantially and were $24,000 for the six months ended June 30, 1995 as compared to $279,000 for the same 1994 period. In addition, as a result of the Company's improving profitability and its available net operating loss carryforwards, the Company recognized noncurrent deferred tax benefits of $504,000 during the first quarter of 1995. However, no additional deferred tax benefits relating to future periods were recognized during the second quarter of 1995.

The return on average assets was 0.30% for the six months ended June 30, 1995 compared to (4.75%) for the same 1994 period. Net income was $0.01 for the three months ended June 30, 1995 compared with a net loss of $0.44 per share for the three months ended June 30, 1994. Net income was $0.03 per share for the six months ended June 30, 1995 compared with a net loss of $0.46 per share for the same 1994 period.


REGULATORY MATTERS

The FDIC, after completion of a joint examination of the Bank with the Connecticut Banking Department as of February 6, 1995, has removed its Cease and Desist Order ("Order") issued in 1991. The Order required the Bank to take a series of actions designed to improve its financial condition and operating results and augment its capital position. At the conclusion of its regulatory examination, the FDIC, based on the Bank's improved overall financial condition, issued on May 16, 1995 a less stringent Memorandum of Understanding (the "Memorandum"), which the Bank voluntarily agreed to enter into. The Memorandum requires, among other things, that the Bank achieve certain Tier 1 leverage and total risk based capital requirements. The Bank must improve its Tier 1 leverage capital ratio to 5% by June 30, 1996 and to 6% by June 30, 1997. If these thresholds are not achieved the Bank will be required to submit a written capital plan to increase its Tier 1 leverage capital to the required level. Also, the Bank must maintain a total risk-based capital ratio of at least 8% throughout the existence of the Memorandum. As of June 30, 1995, the Bank's Tier 1 leverage capital and total risk-based capital ratios were 4.8% and 8.4%, respectively. The Company anticipates that it will achieve the minimum Tier 1 leverage capital ratio requirements through future earnings. See "Capital Adequacy" for further discussion. The Memorandum also required the Bank to charge-off certain loans and develop and implement a written problem loan reduction program to continue to reduce its level of problem loans. In addition, the Memorandum prohibits the payment of dividends without prior FDIC consent and requires the Bank to review, monitor and update certain loan and liquidity policies.


NET INTEREST INCOME

Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and other borrowings.

Net interest income was $6,576,000 for the six month period ended June 30, 1995 compared to $6,222,000 for the same 1994 period, representing an increase of $354,000, or 6%. Net interest income was $3,242,000 for the three month period ended June 30, 1995 compared to $3,183,000 for the same 1994 period, representing an increase of $59,000, or 2%. The increase in net interest income for both the three and six month comparative periods was primarily attributed to an increase in earning assets and their associated interest rates and partially offset by an increase in both the level and cost of average paying liabilities. Although the Company's net interest income increased on a comparative basis from June 30, 1994 to June 30, 1995, the level of nonperforming assets continues to impact negatively net interest income, although to a lesser degree than in prior periods.

The net interest margins for the six month periods ended June 30, 1995 and 1994 were 4.72% and 4.69%, respectively, an increase of 3 basis points. The net interest margins for the three months ended June 30, 1995 and 1994 were 4.57% and 4.72%, respectively, a decrease of 15 basis points.

Interest income increased to $11,354,000 for the six months ended June 30, 1995 from $9,850,000 for the same 1994 period, an increase of $1,504,000, or 15%. Interest income increased to $5,783,000 for the three months ended June 30, 1995 from $5,038,000 for the same 1994 period, an increase of $745,000, or 15%. The Company's average earning assets increased from $267,464,000 for the six months ended June 30, 1994 to $280,914,000 for the same 1995 period, or 5%. The growth in interest income can be primarily attributed to an increase in both the average loan and investment portfolios.

Average total investments increased from $61,330,000 for the six months ended June 30, 1994 to $67,890,000 for the same period in 1995. The average yield on the Company's Held to Maturity investment portfolio increased 17 basis points when comparing the first half of 1994 to the same 1995 period. The average yield on the Company's available for sale portfolio increased 63 basis points during the same comparable period. Average loans increased from $204,663,000 for the six months ended June 30, 1994 to $208,048,000 during the same 1995 period. The rates earned on average loans increased 91 basis points from 8.09% for the six months ended June 30, 1994 to 9.0% for the same 1995 period. The Wall Street Prime rate of interest charged on loans ranged between 6.00% and 7.25% for the first six months of 1994. For the first six months of 1995, the Wall Street Prime rate of interest ranged from 8.5% to 9.00%. Most of the Company's commercial loans are either directly tied to the Wall Street Prime rate of interest or an internal Company index whose movement closely follows movements in Wall Street Prime. Interest income was negatively impacted by the level of nonperforming assets (nonaccrual loans and OREO) of $7,772,000, $8,895,000 and $11,050,000 as of June 30,
1995, December 31, 1994 and June 30, 1994, respectively. If nonperforming assets had earned interest in accordance with their original terms, the Company would have earned additional interest of approximately $462,000 and $233,000 for the first six months and the second quarter, respectively, of 1995, as compared to $625,000 and $306,000 for the same 1994 periods, respectively.

Interest expense increased to $4,777,000 for the six months ended June 30, 1995 from $3,628,000 for the same 1994 period, an increase of $1,149,000, or 32%. Interest expense increased to $2,540,000 for the three months ended June 30, 1995 from $1,855,000 for the same 1994 period, an increase of $685,000, or 37%. This increase reflects the rise in average paying liabilities and their associated interest rates from June 30, 1994 to June 30, 1995. Average paying liabilities increased from $223,356,000 for the six months ended June 30, 1994 to $234,010,000 for the same period in 1995, an increase of $10,654,000, or 4.8%. The growth in average paying liabilities is primarily related to an increase in higher cost time deposits and other borrowings. Average time deposits increased $11,893,000 and average other borrowings increased $5,225,000 for the six months period ended June 30, 1995 compared to the same 1994 period. Average interest bearing core deposits (NOW, money market and savings accounts) as a percentage of total average paying liabilities declined from 39% as of June 30, 1994 to 34% as of June 30, 1995. The Company's average interest rate on paying liabilities increased 84 basis points from 3.28% for the six months ended June 30, 1994 to 4.12% for the six months ended June 30, 1995. The Company anticipates that upward pressure on market interest rates for deposits during the next six months will increase the Company's overall cost of funding during the remainder of 1995.


                               Three Months Ended June 30,
                                (in thousands of dollars)
                                        (Unaudited)


                                1995             |             1994
                                                 |
                    Average             Average  |  Average           Average
ASSETS              Balance    Interest Yield    |  Balance  Interest Yield
                                                 |
Investments:                                     |
 Held to Maturity,                               |
 at amortized cost  $ 36,685   $  491   5.37%    |  $ 35,281 $  453   5.15%
                                                 |
 Available for                                   |
 Sale (2)             30,655      463   6.06%    |    24,934    321   5.16%
                                                 |
Federal funds sold     9,416      135   5.75%    |     1,418     13   3.68%
                                                 |
Loans - net (1)      208,012    4,694   9.05%    |   208,909  4,251   8.16%
                    ________   ______   _____    |  ________ ______   _____
                                                 |
Total average                                    |
earning assets (1)  $284,768   $5,783   8.15%    |  $270,542 $5,038   7.47%
                                                 |
INTEREST BEARING                                 |
LIABILITIES                                      |
____________________________                     |
Deposits:                                        |
                                                 |
NOW accounts        $ 37,765   $  164   1.74%    |  $ 42,596 $  188   1.77%
                                                 |
Money markets         30,512      251   3.30%    |    28,221    158   2.25%
                                                 |
Savings deposits      31,826      220   2.77%    |    34,052    210   2.47%
                                                 |
Time deposits                                    |
under $100,000       114,277    1,562   5.48%    |   103,514  1,115   4.32%
                                                 |
Time deposits over                               |
$100,000 or more      14,442      194   5.39%    |    10,380     99   3.83%
                    ________   ______   _____    |  ________ ______   _____
Total interest                                   |
bearing deposits    $228,822   $2,391   4.19%    |  $218,763 $1,770   3.25%
                                                 |
Other borrowings       9,551      149   6.26%    |     7,306     85   4.67%
                    ________   ______   _____    |  ________ ______   _____
Total interest                                   |
bearing deposits                                 |
& other borrowings  $238,373   $2,540   4.27%    |  $226,069 $1,855   3.29%
                                                 |
Net interest                                     |
income                         $3,243            |           $3,183
                                                 |
Interest rate                                    |
spread (1)                              3.88%    |                    4.18%
                                                 |
Net interest                                     |
margin (1)                              4.57%    |                    4.72%



(1) Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities (which do not include non-interest bearing demand accounts), and net interest margin represents net interest income as a percentage of average interest-earning assets, including the average daily amount of non-performing loans.

(2) The average balance and related weighted average yield calculations are based on average historical amortized cost for the period presented.

                          For the Year to Date period ended June 30,
                                  (in thousands of dollars)
                                          (Unaudited)

                                1995             |             1994
                                                 |
                    Average             Average  |  Average           Average
ASSETS              Balance    Interest Yield    |  Balance  Interest Yield
                                                 |
Investments:                                     |
 Held to Maturity,                               |
 at amortized cost  $ 37,239   $  994   5.38%    |  $ 36,473 $  943   5.21%
                                                 |
 Available for                                   |
 Sale(2)              30,652      930   6.12%    |    24,857    677   5.49%
                                                 |
Federal funds sold     4,975      144   5.84%    |     1,471     24   3.29%
                                                 |
Loans - net(1)       208,048    9,286   9.00%    |   204,663  8,206   8.09%
                    ________   ______   _____    |  ________ ______   _____
                                                 |
Total average                                    |
earning assets (1)  $280,914  $11,354   8.15%    |  $267,464 $9,850   7.43%
                                                 |
INTEREST BEARING                                 |
LIABILITIES                                      |
____________________________                     |
Deposits:                                        |
                                                 |
NOW accounts        $ 37,904   $  329   1.75%    |  $ 42,225 $  372   1.78%
                                                 |
Money markets         26,617      406   3.08%    |    28,483    318   2.25%
                                                 |
Savings deposits      32,730      451   2.78%    |    33,007    408   2.49%
                                                 |
Time deposits                                    |
under $100,000       112,629    2,922   5.23%    |   103,477  2,207   4.30%
                                                 |
Time deposits over                               |
$100,000 or more      13,085      333   5.13%    |    10,344    198   3.86%
                    ________   ______   _____    |  ________ ______   _____
Total interest                                   |
bearing deposits    $222,965   $4,441   4.02%    |  $217,536 $3,503   3.25%
                                                 |
Other borrowings      11,045      336   6.13%    |     5,820    125   4.33%
                    ________   ______   _____    |  ________ ______   _____
Total interest                                   |
bearing deposits                                 |
& other borrowings  $234,010   $4,777   4.12%    |  $223,356 $3,628   3.28%
                                                 |
Net interest                                     |
income                         $6,577            |           $6,222
                                                 |
Interest rate                                    |
spread (1)                              4.03%    |                    4.15%
                                                 |
Net interest                                     |
margin (1)                              4.72%    |                    4.69%

(1) Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities (which do not include non-interest bearing demand accounts), and net interest margin represents net interest income as a percentage of average interest-earning assets, including the average daily amount of non-performing loans.

(2) The average balance and related weighted average yield calculations are based on average historical amortized cost for the period presented.



FOR THE YEAR TO DATE PERIOD
SUMMARY OF AVERAGE INTEREST BEARING
LIABILITIES AND DEMAND DEPOSITS


(dollars in thousands)

                    June 30, 1995      December 31, 1994    June 30, 1994
                    Amount      %      Amount        %      Amount         %
                    ________________________________________________________

Demand deposits    $ 48,534  17.2%    $ 46,290    17.0%    $ 43,026     16.1%

NOW accounts         37,904  13.4%      41,048    15.1%      42,225     15.9%

Money market
 accounts            26,617   9.4%      27,955    10.3%      28,483     10.7%

Savings deposits     32,730  11.6%      34,512    12.6%      33,007     12.4%

Time deposits
 under $100,000     112,629  39.9%     105,067    38.5%     103,477     38.8%

Time deposits
 $100,000 or more    13,085   4.6%      10,444     3.8%      10,344      3.9%
                    _______ ______     _______   ______     _______    ______
Total deposits      271,499  96.1%     265,316    97.3%     260,562     97.8%

Other borrowings     11,045   3.9%       7,362     2.7%       5,820      2.2%
                   ________ ______    ________   ______    ________    ______
Average deposits
 and other
 borrowings        $282,544 100.0%    $272,678   100.0%    $266,382    100.0%



OTHER INCOME

Other income increased $77,000, or 6%, to $1,443,000 for the six months ended June 30, 1995 from $1,366,000 for the same 1994 period. In addition, other income increased $75,000, or 11%, to $754,000 for the three months ended June 30, 1995 from $679,000 for the same 1994 period. Service fees related to NOW and demand accounts increased from $760,000 for the six months ended June 30, 1994 to $1,027,000 for the same 1995 period. This increase is primarily due to the additional fees collected relating to checking account overdrafts charges. Mortgage placement fees, which are fees the Company earns for originating residential first mortgage applications, declined $89,000 for the six months ending June 30, 1995 as compared to the same 1994 period due to a slowdown in residential mortgage business.


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

The provision for loan losses charged against earnings in the first six months of 1995 was $2,288,000 compared with $7,879,000 in the same 1994 period. Net loan charge-offs for the six months ended June 30, 1995 and 1994 were $2,398,000 and $10,221,000, respectively. The provision for loan losses charged against earnings in the second quarter of 1995 was $894,000 compared with $7,052,000 in the same 1994 period. Net loan charge-offs for the three months ended June 30, 1995 and June 30, 1994 were $1,581,000 and $9,391,000, respectively.

During the second quarter of 1994, the Company classified a pool of loans as held for sale which were recorded at their approximate fair value on June 30, 1994. The loans held for sale represented gross loans of $17,860,000 which were carried net of $6,282,000 of charge-offs made during the second quarter of 1994, which approximated the fair value less selling costs. The loan sale was completed during the third quarter of 1994 and ultimately resulted in total charge-offs of approximately $6,500,000. Management believed that this loan sale was necessary in order to improve the quality of its loan portfolio.

The Company's adoption of SFAS 114 as of January 1, 1995, required that impaired loans, which are defined as loans where it is probable that a creditor will not be able to fully collect both the contractual interest and principal payments, be measured at the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent, when assessing the need for a loss accrual. The adoption of SFAS 114 resulted in an additional provision for loan losses of approximately $500,000 during the first quarter of 1995. The Company anticipates that third quarter 1995 net charge-offs could approximate $1,300,000 to $1,500,000. Net charge-offs for the fourth quarter of 1995 should not exceed the level experienced by the Company during the first quarter of 1995. However, the Company anticipates that quarterly provisions for loan losses for the remaining two quarterly periods of 1995 should not exceed the level experienced by the Company during the second quarter of 1995.

In establishing the allowance for loan losses, management has considered the possible deterioration of the collateral securing its past due loans. As of June 30, 1995, the Company's allowance for loan losses was $6,717,000, or 3.2% of total loans, as compared to $7,156,000, or 3.6% of total loans, as of June 30, 1994. The allowance for loan losses was $6,827,000, or 3.3% as of December 31, 1994. The ratio of the allowance for loan losses to nonaccrual and restructured loans and accruing loans past due 90 days or more was 69.4% as of June 30, 1995 as compared to 69.3% and 53.5% as of December 31, 1994 and June 30, 1994, respectively.

As of June 30, 1995, nonaccrual loans were $6,670,000 as compared with $7,043,000 as of December 31, 1994, and $7,881,000 as of June 30, 1994.
As of June 30, 1995, approximately $4,316,000 of the loans in the nonaccrual portfolio were collateralized partially by commercial or residential real estate or business assets and approximately $2,219,000 of nonaccrual loans were unsecured. The Company believes that its allowance for loan losses is adequate to absorb any potential reduction of the net carrying value in the nonaccrual portfolio. The ratio of nonaccrual loans to total loans declined from 4.0% at June 30, 1994 to 3.2% at June 30, 1995.

Accruing loans past due 90 days or more were $186,000 as of June 30, 1995, $357,000 as of December 31, 1994 and $346,000 as of June 30, 1994.
The Company's nonaccrual policy states that any commercial or mortgage loan attaining a 90-day past due status is placed on nonaccrual unless such loan is well secured and in the process of collection. Exceptions to placement on nonaccrual status that extend beyond 120 days must be approved by the Board of Directors' Loan Committee. Any installment or consumer loan that attains a 180-day past due status will be placed on nonaccrual regardless of collateral value or collection proceedings. At June 30, 1995, loans totaling $37,000 were accruing past due 120-180 days.

As of June 30, 1995, the Company's recorded investment in loans that are considered to be impaired under SFAS 114 was $9,535,000 of which $6,670,000 were on a nonaccrual status and $552,000 were classified as troubled debt restructured loans. The remaining $2,313,000 of loans classified as impaired, which are also classified as potential problem loans, have either experienced slight delinquency problems or collateral deterioration but continue to meet the contractual terms of the loan.
The Company has also identified additional potential problem loans in the amount of $1,332,000 as of June 30, 1995. Potential problem loans are defined as loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. These accruing commercial loans have experienced frequent delinquency problems. Twelve accruing loans with a principal balance of $1,332,000 have experienced 2 or more delinquencies between 60-89 days during the last six quarterly periods. However, they continue to be less than 90 days delinquent as of June 30, 1995. If these credits continue to have financial difficulties, they could be classified as nonaccrual loans or become potential loan charge-offs in future quarterly periods.

At June 30, 1995, December 31, 1994 and June 30, 1994, the Company had restructured loans of $2,824,000, $2,448,000 and $5,148,000, respectively. Interest income recorded on these loans during the six month periods ending June 30, 1995 and 1994 was $115,000 and $528,000, respectively. The weighted average yield on restructured loans was 7.48% and 6.44% during the six months ending June 30, 1995 and 1994, respectively. If these loans had earned interest in accordance with their original terms, interest income for the first six months of 1995 and 1994 would have been $47,000 and $174,000 higher, respectively.

Management, after careful consideration of the above factors, is of the opinion that the allowance for loan losses as of June 30, 1995 is adequate. However, because the economic recovery in Connecticut appears to be progressing slower than in the nation, as a whole, it is difficult to predict how the future economy may impact the Company's loan customers. If economic conditions continue to slowly improve during 1995, management believes that the level of its nonaccrual loans will continue to decline during the next several quarterly periods. However, the level of the Company's nonperforming assets will continue to negatively impact the Company's profitability in future quarterly periods. The nature of the Connecticut economy will continue to influence the levels of loan charge-offs, nonaccrual loans and the allowance for loan losses, and management will appropriately adjust the allowance as considered necessary to reflect future changes in risk.

The following tables set forth quarterly information on nonperforming assets, restructured loans, accruing loans past due 90 days or more and loans charged-off for the quarterly periods from June 30, 1994 to June 30, 1995.


                                     ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                                 Quarter Ended

                                            (dollars in thousands)


                    June 30,    March 31,    Dec. 31,     Sept. 30,  June 30,
                    1995        1995         1994         1994       1994(1)
Balance beginning
of period           $7,404      $6,827       $6,695       $7,155      $9,495

Provision charged to
income                 894       1,394          757          564       7,051

Loans charged off:

 Commercial          1,071         666          529        1,131       3,208

 Real Estate:
   Commercial Mtg.     482         134          173          189       5,656

   Residential Mtg.      0          40            0            0         574

 Consumer               99          89           58           41          46
                    ______      ______       ______       ______     _______
Total Loans
Charged-off          1,652         929          760        1,361       9,484

Recoveries              71         112          135          337          93
                    ______      ______      _______       ______     _______
Net loans
charged-off          1,581         817          625        1,024       9,391
                    ______      ______       ______       ______      ______
Balance, end of
 period             $6,717      $7,404       $6,827       $6,695      $7,155

Ratios:
Net loans charged-off
to avg. loans        0.76%       0.39%        0.30%        0.50%       4.59%

Allowance for loan
 losses to total
 loans               3.24%       3.56%        3.30%        3.22%       3.60%


(1) The Company incurred loan charge-offs of approximately $6,500,000 in connection with a sale of problem loans that was completed in the third quarter of 1994.



NONACCRUAL LOANS, RESTRUCTURED LOANS
AND OTHER REAL ESTATE OWNED
(in thousands)

QUARTER ENDED        June 30,   March 31,   Dec. 31,   Sept. 30,    June 30,
                     1995       1995        1994       1994         1994

Nonaccrual loans:
Commercial           $ 2,688    $ 3,368     $ 3,712     $ 3,595     $ 4,873

Real Estate:
  Commercial           3,509      4,032       3,129       3,748       2,834

  Residential            420        556         190         161         114

Consumer                  53        145          12          60          60
                      ______     ______      ______      ______      ______
Total nonaccrual
 loans                 6,670      8,101       7,043       7,564       7,881

Other Real Estate
 Owned-net             1,102      1,453       1,852       2,105       3,169
                      ______     ______      ______     _______     _______
Total nonperforming
 assets                7,772      9,554       8,895       9,669      11,050

Restructured loans     2,824      2,740       2,448       4,806       5,148
                     _______    _______     _______     _______     _______
Total nonperforming
 assets &
 restructured loans  $10,596    $12,294     $11,343     $14,475     $16,198

Accruing loans past due
90 days or more:
Commercial                 1        164          88         240          66

Real Estate:
  Construction             0          0           0           0           0

  Commercial               0          0           0         132           0

  Residential              0          0           0           0          49

Consumer                 185        196         269         292         231
                      ______     ______      ______      ______      ______
Total accruing loans
 past due 90 days
 or more             $   186    $   360     $   357     $   664     $   346


Allowance for loan
 losses              $ 6,717    $ 7,404     $ 6,827     $ 6,695     $ 7,155

SFAS 114 impaired
 loans               $ 9,535    $ 8,705

Ratio of
 nonperforming assets
 to total assets        2.6%       3.3%        3.0%        3.3%        3.8%

Ratio of nonperforming
 assets, restructured
 loans & accruing loans
 past due 90 days or
 more to total assets   3.6%       4.3%        3.9%        5.2%        5.7%

Ratio of nonperforming
 assets to total loans
 and OREO               3.7%       4.6%        4.3%        4.6%        5.5%

Ratio of nonperforming
 assets, restructured
 loans, and accruing
 loans past due 90 days
 or more to total
 loans and OREO         5.2%       6.0%        5.6%        7.3%        8.3%

Ratio of allowance for
 loan losses to
 nonaccrual loans,
 restructured loans
 and accruing loans
 past due 90 days
 or more               69.4%      66.1%       69.3%       51.4%       53.5%

Ratio of nonaccrual
 loans, restructured
 loans and accruing loans
 past due 90 days
 or more to shareholders'
 equity and allowance for
 loan losses           46.8%      54.5%       51.3%       67.9%       68.1%


OTHER REAL ESTATE OWNED

Other Real Estate Owned (OREO) expense was $302,000 for the six month period ended June 30, 1995 as compared to $740,000 for the six months ended June 30, 1994. OREO expense was $133,000 for the three month period ended June 30, 1995 as compared to $374,000 for the three months ended June 30, 1994. These expenses reflect losses on sales and writedowns on OREO properties and associated direct holding costs, such as property taxes, insurance and utilities. OREO holding costs were $24,000 and $280,000 for the six month periods ended June 30, 1995 and 1994, respectively. For the three month period ended June 30, 1995, there were no holding costs as compared to $195,000 for the same 1994 period. The total decline in OREO expense is attributed to decrease in OREO properties held.

The OREO balance as of June 30, 1995 is $1,102,000 and was comprised of 14 properties. The OREO portfolio consists of 4 commercial properties which constitute 65% of the total OREO portfolio, 6 residential properties, including multifamily homes, representing 26% of the total OREO portfolio, and 4 parcels of land comprising the remaining 9% of the portfolio.

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

                                            OTHER REAL ESTATE OWNED
                                              QUARTERLY ANALYSIS
                                            (dollars in thousands)


                                                  QUARTER ENDED


DESCRIPTION           06/30/95    03/31/95   12/31/94    09/30/94   06/30/94
____________________________________________________________________________
Beginning book value   $1,453      $1,852     $2,105      $3,169     $5,177

Properties added          180          42        101          23        305

Proceeds from OREO sold  (398)       (296)      (186)       (590)    (2,005)

Gains(losses) on
properties sold          (103)         14        (35)        (24)        (5)

Other activity                                    (8)       (157)      (129)

Property writedowns       (30)       (159)      (125)       (316)      (174)
                       _______     _______    _______     _______    _______
Ending book value      $1,102      $1,453     $1,852      $2,105     $3,169


OPERATING EXPENSES

Operating expenses decreased $749,000, or 11.5%, from $6,526,000 for the six months ending June 30, 1994 to $5,777,000 for the same 1995 period. OREO expense, examination and professional fees and other operating expenses were primarily responsible for the decrease in operating expenses during the first six months of 1995 as compared to the same 1994 period.

OREO expense comprised of losses on sales and writedowns on OREO properties and associated direct holding costs declined $438,000, or 59%, from $740,000 for the six months ended June 30, 1994 to $302,000 for the same 1995 period. Examination and professional fees decreased $97,000, or 25%, from $389,000 for the six months ended June 30, 1994 to $292,000 for the same 1995 period which resulted from lower legal expenses related to problem assets. Salaries and employee benefits remained flat at $2,710,000 for the first six months of 1995 as compared to $2,736,000 for the same 1994 period. The Company's full-time equivalent positions as of June 30, 1995 is 139 as compared to 142 as of June 30, 1994. The reduction in other operating expenses of $162,000 from the six month period ended June 30, 1994 to June 30, 1995 primarily consisted of approximately $80,000 in fraudulent check losses experienced in 1994.

Operating expenses decreased $416,000, or 12.6%, from $3,301,000 for the three months ending June 30, 1994 to $2,885,000 for the same 1995 period. Similar to the six month operating expense comparisons, OREO expense, examination and professional fees and other operating expenses were primarily responsible for the decrease in operating expenses during the second quarter of 1995 as compared to the same 1994 period.

PROVISION (BENEFIT) FOR INCOME TAXES

The provision for income taxes for the second quarter of 1995 was $5,000, representing an effective tax rate of 2.3%. The effective tax rate reflects the utilization of net operating loss carryforwards and state and alternative minimum federal taxes.

Income tax benefits for the six months ended June 30, 1995 were $480,500. Tax benefits of $504,000, less $18,500 of state and alternative minimum federal taxes, were recorded in the first quarter of 1995 for recognition of deferred tax amounts relating to the realization of net operating loss carryforwards on 1996 earnings. No additional deferred tax assets relating to 1996 or other future periods were recognized in the second quarter of 1995.

Gross deferred tax assets and liabilities were approximately $14.5 million and $.7 million, respectively, as of June 30, 1995. A valuation allowance of approximately $13.3 million was established for a significant portion of the deferred tax assets. The net deferred tax assets after valuation allowance were $500,000 as of June 30, 1995 and were included in other assets in the financial statements. The level of valuation allowance is management's best judgment regarding the amount and timing of future taxable income and estimated reversal patterns of temporary differences.

As a result of the Company's net operating losses in prior years, it has federal and state tax net operating loss carryforwards of approximately $20.8 million and $31.1 million, respectively, as of December 31, 1994. Such net operating loss carryforwards can be used to offset future taxable income based on management's estimate of the amount of taxable income to be generated in future periods. The federal tax net operating loss carryforwards expire in the years from 1997 to 2009 while the state tax net operating loss carryforwards expire from 1995 to 1999.


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


To fall within the well capitalized or adequately capitalized capital category, the financial institution must meet the requirements of all three capital measurements. Undercapitalized and significantly undercapitalized institutions will be categorized as such if the institution falls within any of those three capital measurements. The risk-based capital guidelines establish a measurement of capital adequacy by relating a banking organization's capital to its financial risks, both on- and off-balance sheet. As of June 30, 1995, December 31, 1994 and June 30, 1994, the Company's total risk-based capital ratio was 8.4%, 8.1% and 7.6%, respectively. The second capital measure is the Tier 1 risk-based ratio, which includes only core capital as it measures the relationship to risk-weighted assets. As of June 30, 1995, December 31, 1994 and June 30, 1994, the Company's Tier 1 risk-based ratio was 7.1%, 6.8%, and 6.3%, respectively. The third capital adequacy measure is the Tier 1 (or core) leverage capital (using the same definition of capital as used in the risk-based guidelines) to average total assets. The Company's Tier 1 leverage ratio was 4.8%, 4.7%, and 4.6% as of June 30, 1995, December 31, 1994 and June 30, 1994, respectively. As of June 30, 1995, based on the above criteria, the Company falls within the adequately capitalized category. The Bank also falls within the adequately capitalized category.

The reporting of debt and equity securities (not held for trading activities or to maturity) for the purposes of calculating Tier 1 capital for the Company and the Bank differs from reporting under SFAS 115. Under final FDIC regulations, net unrealized losses for equity securities that are available for sale are included in the calculation of Tier 1 capital. All other net unrealized gains or losses on available for sale securities are excluded from the definition of Tier 1 capital. As of June 30, 1995, Tier 1 capital was reduced $212,000 to reflect the unrealized depreciation on the Company's equity securities held as available for sale.

At the conclusion of its regulatory examination, the FDIC, based on the Bank's improved overall financial condition, has removed the Order and has issued a less stringent Memorandum of Understanding. See "Regulatory Matters" for further discussion. The Company's principal subsidiary, The Bank of New Haven, voluntarily agreed to enter into the Memorandum effective May 16, 1995. The Memorandum requires, among other things, the Bank to achieve certain Tier 1 leverage and total risk-based capital requirements.

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

The primary focus of the Company's liquidity management is appropriately to match cash inflows and outflows with funds provided by the Company's market for deposits and loans. The Company's objective is to maintain adequate cash which is invested in federal funds. During the first six months of 1995, the average balance of federal funds sold was $4,975,000. In the event the Company needs to borrow cash to manage its overnight position or short-term position, the Company can borrow up to 2% of its assets, $6,058,000 as of June 30, 1995, on an overnight basis from the Federal Home Loan Bank of Boston and $15 million in short- and long-term advances. As of June 30, 1995, the Company had no overnight borrowings outstanding from the Federal Home Loan Bank of Boston and has borrowed $7.5 million, on average, during the first six months of 1995 in term advances. In addition, the Company has access to $7,000,000 in short-term funds via reverse repurchase agreements with two brokerage firms. The Company's investment portfolio also provides a secondary source of liquidity.

At June 30, 1995, the Company's liquidity ratio as defined by FDIC criteria was 28.3% compared to 25.9% and 25.5% as of December 31, 1994 and June 30, 1994. The liquidity ratio is defined as the total of net cash, short-term investments and other marketable assets, divided by total net deposits and short-term liabilities. Management believes that its liquidity position is adequate as of June 30, 1995.

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

The Company generated a negative aggregate cash flow of $2,642,000 for the six months ended June 30, 1995, as compared to a positive aggregate cash flow of $6,825,000 for the same 1994 period. Cash flows provided by operating activities were $2,916,000 and $2,013,000 for the six months ending June 30, 1995 and June 30, 1994, respectively. This was due in part to significant non-cash charges for the provision for loan losses and writedowns on OREO. Net cash used by financing activities was $2,099,000 and $11,497,000 for the six months ending June 30, 1995 and 1994, respectively. For the six months ended June 30, 1995, net cash provided by financing activities was primarily attributed to time deposits and proceeds from FHLB advances, offset by a reduction in the Company's core deposits. During the first six months of 1994, net funds provided by financing activities were attributed to increases in both core and time deposits, FHLB advances, as well as increases in short-term borrowings through repurchase agreements and Federal Funds. Net cash used by investing activities was $7,657,000 and $6,685,000 for the six months ending June 30, 1995 and June 30, 1994. The cash used by investing activities for the six months ended June 30, 1995 was primarily due to net purchases of investment securities available for sale and a net increase in federal funds sold partially offset by the sale of investment securities held as available for sale. For the six months ended June 30, 1994, cash used by investing activities was due to loans originated offset by a decrease in federal funds sold and investment securities maturities.

The Company concentrates its efforts on evaluating interest rate risk and appropriately adjusts for changes in rates and maturities of its assets and liabilities. The Company's objective is to provide stable net interest income. The table below illustrates the ratio of rate sensitive assets to rate sensitive liabilities as they mature and/or reprice within the indicated periods. As of June 30, 1995, the Company's rate sensitive assets repricing or maturing approximately equalled its rate sensitive liabilities during the first six months. This results from having approximately 40% of the Company's loan portfolio available to reprice within thirty days. In an increasing rate environment, asset sensitivity enhances earnings potential, whereas liability sensitivity would negatively impact earnings. In contrast, in a declining rate environment, asset sensitivity would negatively impact earnings, whereas liability sensitivity enhances earnings potential. The Company is "liability sensitive" between the periods of seven to twelve months and beyond one year which is primarily due to its demand and savings accounts, which are considered relatively stable and not easily influenced by changes in interest rates. At June 30, 1995, the amount of the Company's cumulative gap with respect to assets and liabilities maturing or repricing within one year was $11,353,000 more liabilities than assets repricing (a negative gap position), representing a negative 4% cumulative gap to total rate sensitive assets. ALCO manages the gap position on an ongoing basis to assure an interest rate risk not to exceed more than a 3% change in net interest income for a one year period. If interest rates were to immediately increase by 200 basis points, the negative impact on the Company would be within ALCO's tolerance level.

The following table sets forth the distribution of the repricing of the Company's earning assets and interest bearing liabilities at a single point in time, as of June 30, 1995. The table shows the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which interest earning assets and interest bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the Company's repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company's customers. The Company's interest rate sensitivity position is adjusted as ALCO's assessment of the interest rate outlook and other factors are modified. As the Company increases its total assets, the overall business plan provides for matching its assets and liabilities to reduce interest rate risk and liquidity risk.


Interest - Rate Sensitivity
Table
(dollars in thousands)



March 31, 1995  Month 1   Month 2 Month 3 Months  Months  Over      Total
                                          4-6     7-12    1 Year
_____________________________________________________________________________
Rate Sensitive Assets:
 Loans (1)      $82,497   $2,917  $3,429 $12,689  $22,452 $73,098   $197,082
 Investments     12,371    4,480   6,756  13,466    6,074  31,566     74,713
                _______   ______  ______  ______  _______ _______   ________
Total Rate
Sensitive Assets 94,868    7,397  10,185  26,155   28,526 104,664    271,795

Rate Sensitive
 Liabilities:
 Time deposits    9,726    3,950   3,464  30,815   43,445  37,608    129,008

 Other deposits  81,584(2) 1,500   1,000   1,000    2,000  73,320(3) 160,404
                _______   ______  ______  ______   ______  _______   _______
Total Rate
 Sensitive
 Liabilities     91,310    5,450   4,464  31,815   45,445  110,928   289,412
Net Gap           3,558    1,947   5,721  (5,660) (16,919)  (6,264)  (17,617)
                 ______   ______  ______  ______   ______  _______    ______
Cumulative Gap    3,558    5,505  11,226   5,566  (11,353) (17,617)  (17,617)

Net Gap as % of
 total rate
 sensitive
 assets               1%       1%      2%     -2%      -6%      -2%       -6%

Cumulative Gap as %
 of total rate
 sensitive assets      1%      2%      4%      2%      -4%      -6%       -6%


(1) Excludes nonaccrual loans

(2) The Company has assumed that 100% of money market and NOW accounts will reprice within 30 days based on local market conditions.

(3) The Company has assumed that 90% of demand and savings deposits will not be withdrawn in less than one year based on its analysis of Bank and industry experiences for the rate of runoff of such deposits.



PART II -              OTHER INFORMATION

ITEMS 1-3              Not applicable.

ITEM 4                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY-
                       HOLDERS

On April 25, 1995, BNH Bancshares, Inc. held its Annual Meeting of Shareholders. At such meeting, the Company's shareholders were asked to vote upon the following proposals:

Proposal 1             the election of directors;

Proposal 2             ratification of the selection of Price Waterhouse
                       as independent accountants for the Company for the fiscal year ended December 31, 1995.

The following is the name of each director elected at the meeting, which includes all directors whose term as director will continue after such Annual Meeting, and a description of the number of votes cast for, against or withheld, abstentions and broker non-votes as to the election of each nominee for director:


Proposal 1
Election of                           Votes Against                 Broker
Directors                  Votes For  or Withheld      Abstentions  Non-Votes
Richard L. Ades          12,878,890    104,431             0            0
Stephen P. Ahern         12,875,651    107,670             0            0
Martin R. Anastasio      12,878,015    105,306             0            0
George M. Dermer         12,878,890    104,431             0            0
Thomas M. Donegan        12,879,940    103,381             0            0
Albert M. D'Onofrio      12,880,940    102,381             0            0
Victor B. Hallberg       12,881,890    101,431             0            0
Theodore F. Hogan, Jr.   12,881,840    101,481             0            0
Karl J. Jalbert          12,881,790    101,531             0            0
Lawrence M. Liebman      12,877,613    105,708             0            0
F. Patrick McFadden, Jr. 12,879,720    103,601             0            0
Carl M. Porto            12,881,940    101,381             0            0
Vincent A. Romei         12,881,940    101,381             0            0
Stanley Scholsohn        12,880,790    102,531             0            0
Cheever Tyler            12,877,295    106,026             0            0

Proposal 2               12,929,925     16,777        36,619            0



ITEM 5                 OTHER INFORMATION - None.

ITEM 6                 Exhibits and Reports on Form 8-K:  None.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 10, 1995  /s/ F. Patrick McFadden, Jr.

                        F. Patrick McFadden, Jr.
                        President/Chief Executive Officer



Date:  August 10, 1995  /s/ John F. Trentacosta

                        John F. Trentacosta
                        Executive Vice President/
                        Chief Financial Officer