Form 10-Q
period 1995-09-30
BNH BANCSHARES INC
filed 1995-11-13
CIK 764205

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  Form 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1995  Commission File Number 0-14018

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

                     YES [ X ]      NO [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       CLASS                                     November  7, 1995

  Common Stock (no par value)                         14,726,650

BNH BANCSHARES, INC.


PART I.  FINANCIAL INFORMATION



Item 1.   Financial Statements:                                    Page


Consolidated Statement of Financial Position as of September
30, 1995, December 31, 1994 and September 30, 1994                   3


Consolidated Statement of Operations for the three and nine
months ended September 30, 1995 and September 30, 1994               4


Consolidated Statement of Changes in Shareholders' Equity for the
nine months ended September 30, 1995 and September 30, 1994          5


Consolidated Statement of Cash Flows for the nine months ended
September 30, 1995 and September 30, 1994                            6


Notes to Consolidated Financial Statements                           7



Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations                                  9




Part II.  Other Information

Items 1-5 Not Applicable                                            31

Items 6   Exhibits and Reports on Form 8-K                          31

          SIGNATURES                                                32

                                             BNH BANCSHARES, INC.
                                 CONSOLIDATED STATEMENT OF FINANCIAL
POSITION
                                                  (Unaudited)


ASSETS                           Sept. 30, 1995  Dec. 31, 1994 Sept. 30, 1994
                                 ______________  _____________ ______________
Cash and due from banks            $ 17,124,050  $ 22,011,625   $ 17,546,969
Federal funds sold                    8,475,000             0              0
Investment securities:
 Held to Maturity, at amortized cost 33,552,199    38,799,457     37,831,861
 Available for Sale, at fair value   34,079,228    29,155,531     27,647,080
Loans less unearned discount        201,057,142   206,985,544    208,112,908
Less allowance for loan losses       (5,879,629)   (6,827,374)    (6,694,847)
                                    ___________   ___________   ____________

Loans - net                         195,177,513   200,158,170    201,418,061
Property and equipment-net            3,923,934     4,139,386      4,106,315
Accrued interest receivable           2,087,381     2,140,277      2,039,574
Other real estate owned               1,063,133     1,852,068      2,104,693
Other assets                          1,057,812       918,672        690,495
                                    ___________   ___________    ___________

TOTAL                              $296,540,250  $299,175,186   $293,385,048

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
 Demand deposits                   $ 45,051,920  $ 59,232,645   $ 51,099,568
 NOW accounts                        41,605,778    39,869,769     41,289,675
 Money market accounts               29,010,129    23,095,704     26,676,870
 Savings deposits                    29,830,085    36,169,539     36,391,631
 Time deposits under $100,000       111,609,785   108,055,465    104,722,981
 Time deposits $100,000 or more      16,701,070    11,293,040     10,314,024
                                    ___________  ____________   ____________
Total deposits                      273,808,767   277,716,162    270,494,749
Federal funds purchased and
 securities sold under
 repurchase agreements                  688,085     3,561,134      4,643,863
FHLB Advances                         6,711,896     4,692,180      4,854,768
Accrued interest payable                425,273       304,815        283,088
Accrued income taxes
 and other liabilities                  540,009       545,236        607,203
                                    ___________   ___________   ____________
Total liabilities                   282,174,030   286,819,527    280,883,671

Shareholders' equity:
Common stock, $.01, stated value;
issued 14,745,756, shares
Authorized 30,000,000                   147,458       147,458        147,458
Capital surplus                      47,523,492    47,523,492     47,523,492
Undivided losses                    (32,604,708)  (33,392,619)   (33,754,202)
Net unrealized losses on investment
 securities available for sale         (452,851)   (1,675,501)    (1,168,200)
Treasury stock (19,106, shares)        (247,171)     (247,171)      (247,171)
                                  _____________ _____________  _____________
Total shareholders' equity           14,366,220    12,355,659     12,501,377
                                  _____________ _____________  _____________
TOTAL                              $296,540,250  $299,175,186   $293,385,048


See accompanying Notes to Consolidated Financial Statements.


                                             BNH BANCSHARES, INC.
                                     CONSOLIDATED STATEMENT OF OPERATIONS
                                                  (Unaudited)


                         Three Months Ended Sept. 30,  Nine Months Sept. 30,
                               1995         1994         1995        1994
INTEREST INCOME:
Loans                        $4,548,824  $4,509,272  $13,835,204 $12,715,607
Investment securities:
 Held to maturity               480,734     454,015    1,475,633   1,396,815
 Available for sale             513,846     366,030    1,455,000   1,042,914
Federal funds sold               68,077      20,397      199,284      44,566
                             __________  __________   __________  __________
Total interest income         5,611,481   5,349,714   16,965,121  15,199,902

INTEREST EXPENSE:
Time deposits $100,000 or more  218,547     103,840      551,702     301,400
Time deposits under $100,000  1,590,228   1,175,819    4,512,617   3,383,060
Other deposits                  584,277     566,263    1,770,262   1,664,045
Other borrowings                126,954      97,171      462,590     222,277
                              _________  __________   __________  __________
Total interest expense        2,520,006   1,943,093    7,297,171   5,570,782
                              _________  __________   __________  __________
NET INTEREST INCOME           3,091,475   3,406,621    9,667,950   9,629,120
PROVISION FOR LOAN LOSSES      (775,000)   (563,388)  (3,063,000) (8,442,388)
                             __________ ___________   __________  __________
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES    2,316,475   2,843,233    6,604,950   1,186,732

OTHER INCOME:
Service charges                 552,826     428,531    1,633,265   1,224,720
Other income                    300,632     188,762      657,231     764,652
Net gain(loss) on investment
 securities                           0           0        5,710      (6,000)
                              _________  __________   __________   _________
Total other income              853,458     617,293    2,296,206   1,983,372
                              _________  __________   __________   _________
OPERATING EXPENSES:
Salaries and employee
 benefits                     1,380,083   1,390,081    4,090,750   4,126,233
Occupancy                       335,379     307,250      975,752     969,380
Advertising and promotion        89,265      76,216      360,538     316,329
Office stationery and supplies   62,739      71,844      173,995     220,742
Examination and
 professional fees              159,554     171,895      451,929     560,935
Insurance                       138,223     250,456      668,016     777,999
Other real estate owned         139,373     427,024      441,661   1,167,324
Other                           506,772     499,430    1,426,104   1,580,893
                              _________  __________    _________   _________
Total operating expenses      2,811,388   3,194,196    8,588,745   9,719,835

NET INCOME(LOSS) BEFORE INCOME
TAXES                           358,545     266,330      312,411  (6,549,731)

(BENEFIT)PROVISION FOR INCOME
 TAXES                            5,000           0     (475,500)          0
                              _________ ___________    _________   _________
NET INCOME (LOSS)              $353,545  $  266,330    $ 787,911 ($6,549,731)


NET INCOME(LOSS) PER COMMON SHARE $0.02       $0.02        $0.05      ($0.44)

Weighted average number of common
 shares outstanding
 during the period           14,726,650   14,726,650   14,726,650  14,726,650


See accompanying Notes to Consolidated Financial Statements.


                                        BNH BANCSHARES, INC.
                    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                             (Unaudited)


                                          Sept. 30, 1995     Sept. 30, 1994
                                          ______________     ______________

SHAREHOLDERS' EQUITY at beginning of
 period                                   $12,355,659        $20,206,348
UNDIVIDED LOSSES :
Net Income (loss)                             787,911         (6,549,731)
Change in unrealized depreciation on
 marketable equity securities                                     12,960

NET UNREALIZED LOSSES ON SECURITIES :

Unrealized accretion (depreciation) on
 investment securities available for sale   1,222,650         (1,168,200)
                                          ___________        ___________

SHAREHOLDERS' EQUITY at end of period     $14,366,220        $12,501,377


See accompanying Notes to Consolidated Financial Statements.



                                              BNH BANCSHARES, INC.
                                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (Unaudited)

                                                  Nine months ended Sept. 30,
                                                  1995                   1994
                                                _____________________________
OPERATING ACTIVITIES
Net profit(loss)                                $   787,911     $(6,549,731)
Adjustments for items not affecting cash:
 Provision for loan losses                        3,063,000       8,442,388
 Depreciation and amortization of property and
 equipment                                          556,348         415,138
 (Accretion)Amortization of bond premiums and
 discounts                                         (110,428)        152,279
 (Gain)Loss from the sale of available for sale
 securities                                          (5,709)          6,000
 Loss/writedown on other real estate owned          364,452         791,275
 (Increase)Decrease in interest receivable           52,896         108,290
 Increase(Decrease) in interest payable             120,458           8,493
 Other,net (incl. deferred tax asset)              (144,367)         55,927
                                                  _________       _________

Net cash provided by operating activities         4,684,561       3,430,059
                                                  _________       _________

FINANCING ACTIVITIES
Net increase(decrease) in demand, NOW, money
 market and savings accounts                    (12,869,745)      5,174,606
Net increase in time deposits                     8,962,350         713,823
Net (decrease)increase in federal funds
 purchased and securities sold under
 repurchase agreements                           (2,873,049)      4,554,929
Proceeds from FHLB advances                       2,019,716       2,854,768
                                                ___________      __________

Net cash provided(used) by financing
 activities                                      (4,760,728)     13,298,126
                                                ___________      __________

INVESTING ACTIVITIES
Net (increase)decrease in federal funds
 sold                                            (8,475,000)      6,672,673
Maturities of securities held to maturity         5,700,000       7,005,000
Maturities of securities available for sale       5,552,677         554,849
Purchase of securities available for sale       (16,115,030)     (4,302,188)
Purchase of securities held to maturity            (500,000)     (5,902,109)
Proceeds from the sale of available for sale
 securities                                       7,024,703       1,998,000
Net proceeds from sale of loans                                  11,509,206
Net loans originated and matured                  1,917,657     (30,956,449)
Proceeds from sale of other real estate owned       747,162       2,119,600
Payments to acquire/improve other real estate
 owned                                             (322,681)
Purchase of property and equipment                 (340,896)       (228,889)
                                                ___________     ___________

Net cash (used)provided by investing
 activities                                      (4,811,408)    (11,530,307)

(Decrease)increase in cash                       (4,887,575)      5,197,878

Cash and due from banks at beginning of year     22,011,625      12,349,091
                                                ___________     ___________

Cash and due from banks at end of period        $17,124,050     $17,546,969


Cash paid for:
 Interest expense                               $ 7,176,713     $ 5,562,289
 Income taxes                                   $    18,480     $    18,480


Non-cash transfers from loans receivable to other real estate owned were $166,000 and $207,147, for the nine months ending September 30, 1995 and 1994, respectively.

Non-cash transfers from other real estate owned to loans receivable were $318,750 and $1,027,523, for the nine months ending September 30, 1995 and 1994, respectively.

See accompanying Notes to Consolidated Financial Statements.

BNH BANCSHARES, INC.

Notes to Consolidated Financial Statements

1.  Basis of Presentation

The accompanying consolidated financial statements are unaudited and include the accounts of BNH Bancshares, Inc. (the "Company") and its subsidiaries, The Bank of New Haven (the "Bank") and Northeastern Capital Corporation. The financial statements reflect, in management's opinion, all appropriate reclassifications, all adjustments consisting of normal recurring adjustments and adjustments to the loan loss reserve necessary for a fair presentation of the Company's financial position, the results of its operations and the change in its cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1994 Annual Report to Shareholders.


2.    Loan Portfolio

                         Sept. 30,            Dec. 31,         Sept. 30,
                         1995                 1994             1994

                                      (dollars in thousands)
Commercial               $ 60,153             $ 67,418         $ 68,787
Real estate:
Commercial mortgage        55,160               57,097           59,616
Residential mortgage       42,550               36,605           34,019
Consumer                   43,195               45,866           45,691
                         ________             ________         ________
Total loans               201,058              206,986          208,113

Allowance for loan
 losses                    (5,880)              (6,827)          (6,695)
                         ________             ________         ________
Loans - net              $195,178             $200,159         $201,418

Below is an analysis of the allowance for loan losses for the nine month period ended September 30, 1995.


(dollars in thousands)


Balance beginning
of period                          $6,827
Provision charged to income         3,063
Loans charged off:
 Commercial                         2,827
 Real Estate:
   Commercial Mtg.                  1,064
   Residential Mtg.                    76
   Consumer                           274
                                   ______
Total Loans Charged-off             4,241

 Recoveries                           231
                                   ______
 Net loans charged off              4,010
                                   ______
 Balance, end of period            $5,880


The Company adopted Statement of Financial Accounting Standards No. 114 ("SFAS 114"), "Accounting by Creditors for Impairment of a Loan", effective January 1, 1995. The new accounting standard requires that impaired loans, which are defined as loans where it is probable that a creditor will not be able to fully collect both the contractual interest and principal payments, be measured at the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent, when assessing the need for a loss accrual. As of September 30, 1995, the recorded investment in loans that are considered to be impaired under SFAS 114 was $7,914,000. The related allowance for loan losses on impaired loans was $2,078,000. The average aggregate balance of impaired loans was $8,718,000 for the nine month period ended September 30, 1995. For those loans categorized as impaired as of September 30, 1995, the Company recognized $301,000 of interest income for the nine month period ended September 30, 1995. All impaired nonaccrual loans recognize cash payments as a reduction to principal.


                          MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company earned net income for the nine months ended September 30, 1995 of $788,000 as compared to a net loss of $6,550,000 for the same 1994 period. For the three month period ended September 30, 1995, the Company had net income of $354,000 as compared to $266,000 for the same 1994 period. The Company's substantial net loss for the nine month period ending September 30, 1994 can be primarily attributed to loan chargeoffs, other real estate owned ("OREO") writedowns and expenses, and a special loan loss provision related to a bulk loan sale of $18 million of problem loans completed in the third quarter of 1994. The most significant difference when comparing the nine month financial results of 1995 and 1994 is the Company's provision for loan losses. Provisions for loan losses were $3,063,000 for the nine month period ended September 30, 1995 compared to $8,442,000 for the same 1994 period. During the first nine months of 1995, the Company also experienced lower OREO expenses as compared to the same 1994 period. Losses on sales of OREO properties and writedowns of real estate values of OREO properties were $364,000 for the nine month period ended September 30, 1995, as compared to $791,000 for the same 1994 period. Operating expenses associated with OREO also declined substantially and were $77,000 for the nine months ended September 30, 1995 as compared to $376,000 for the same 1994 period. In addition, as a result of the Company's improving profitability and its available net operating loss carryforwards, the Company recognized noncurrent deferred tax benefits of $504,000 during the first quarter of 1995. However, no additional deferred tax benefits relating to future periods were recognized during subsequent quarters.

The increase in net income for the three month period ended September 30, 1995, as compared to the same 1994 period, can be attributed to lower operating expenses, increased service charges and other income, offset by a decline in net interest income and higher loan loss provisions.

The return on average assets was 0.35% for the nine months ended September 30, 1995 compared to (3.03%) for the same 1994 period. Net income was $.02 per share for both the three months ended September 30, 1995 and 1994. Net income was $.05 per share for the nine months ended September 30, 1995 compared with a net loss of $.44 for the same 1994 period.


REGULATORY MATTERS

The FDIC, after completion of a joint examination of the Bank with the Connecticut Banking Department as of February 6, 1995, has removed its Cease and Desist Order ("Order") issued in 1991. The Order required the Bank to take a series of actions designed to improve its financial condition and operating results and augment its capital position. At the conclusion of its regulatory examination, the FDIC, based on the Bank's improved overall financial condition, issued on May 16,1995 a less stringent Memorandum of Understanding (the "Memorandum"), which the Bank voluntarily agreed to enter into. The Memorandum requires, among other things, that the Bank achieve certain Tier 1 leverage and total risk based capital requirements. The Bank must improve its Tier 1 leverage capital ratio to 5% by June 30, 1996 and to 6% by June 30, 1997. If these thresholds are not achieved, the Bank will be required to submit a written capital plan to increase its Tier 1 leverage capital to the required level. Also, the Bank must maintain a total risk-based capital ratio of at least 8% throughout the existence of the Memorandum. As of September 30, 1995, the Bank has met the first capital hurdle identified in the Memorandum, as its Tier 1 leverage capital and total risk-based capital ratios were 5.0% and 8.8%, respectively. The Company anticipates that it will achieve the second Tier 1 leverage capital ratio requirement, 6%, through future earnings. See "Capital Adequacy" for further discussion. The Memorandum also required the Bank to charge-off certain loans and develop and implement a written problem loan reduction program to continue to reduce its level of problem loans. In addition, the Memorandum prohibits the payment of dividends without prior FDIC consent and requires the Bank to review, monitor and update certain loan and liquidity policies.


NET INTEREST INCOME

Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and other borrowings.

Net interest income was $9,668,000 for the nine month period ended September 30, 1995, relatively unchanged from $9,629,000 for the same 1994 period. Net interest income was $3,091,000 for the three months ended September 30, 1995 compared to $3,407,000 for the same 1994 period, representing a decrease of $316,000, or 9%. The decrease in net interest income for the comparative three month periods is primarily attributed to a significant increase in the rates paid on the Company's total interest bearing deposits and other borrowings without a corresponding increase in the rate earned on the Company's overall earning assets. The Company's level of nonperforming assets continues to impact negatively overall net interest income, although to a lesser degree than in prior periods.

The net interest margins for the nine month periods ended September 30, 1995 and 1994 were 4.62% and 4.76%, respectively, a decrease of 14 basis points. The net interest margins for the three months ended September 30, 1995 and 1994 were 4.41% and 4.94%, respectively, a decrease of 53 basis points.

Interest income increased to $16,965,000 for the nine months ended September 30, 1995 from $15,200,000 for the same 1994 period, an increase of $1,765,000, or 11.61%. Interest income increased to $5,612,000 for the three months ended September 30, 1995 from $5,349,000 for the same 1994 period, an increase of $263,000, or 5%. The Company's average earning assets increased from $270,358,000 for the nine months ended September 30, 1994 to $279,969,000 for the same 1995 period, or 3.55%. The growth in interest income can be attributed to both the loan and investment portfolios.

Average total investments increased from $61,419,000 for the nine months ended September 30, 1994 to $68,876,000 for the same period in 1995. The average yield on the Company's held to maturity investment portfolio increased 17 basis points when comparing the first nine months of 1994 to the same 1995 period, while the average yield on the Company's available for sale portfolio increased 57 basis points during the same comparable period. Average loans decreased slightly from $207,483,000 for the nine months ended September 30, 1994 to $206,467,000 for the same 1995 period. The rates earned on average loans increased 77 basis points from 8.19% for the nine months ended September 30, 1994 to 8.96% for the same 1995 period. The Wall Street Prime rate of interest charged on loans ranged between 6.00% and 7.75% for the first nine months of 1994. For the first nine months of 1995 the Wall Street Prime rate of interest ranged from a low of 8.5% to a high of 9.00%, although ending the quarter at 8.75%. Most of the Company's commercial loans are either directly tied to the Wall Street Prime rate of interest or an internal Company index whose movement closely follows movements in Wall Street Prime. Interest income was negatively impacted by the level of nonperforming assets (nonaccrual loans and OREO) of $7,683,000, $ 8,895,000 and $9,669,000 as of September
30, 1995, December 31, 1994 and September 30, 1994, respectively. If nonperforming assets had earned interest in accordance with their original terms, the Company would have earned additional interest of approximately $670,000 and $196,000 for the first nine months and third quarter, respectively of 1995 as compared to $1,000,000 and $300,000 for the same 1994 periods, respectively.

Interest expense increased to $7,297,000 for the nine months ended September 30, 1995 from $5,571,000 for the same 1994 period, an increase of $1,726,000, or 31%. Interest expense increased to $2,520,000 for the three months ended September 30, 1995 from $1,943,000 for the same 1994 period, an increase of $577,000, or 30%. This increase primarily reflects a significant rise in rates paid on average paying liabilities and, to a lesser extent an increase in the average level of paying liabilities from September 30, 1994 to September 30, 1995. Average paying liabilities increased from $225,446,000 for the nine months ended September 30, 1994 to $233,677,000 for the same period in 1995, an increase of $8,231,000, or 4.%. The growth in average paying liabilities is primarily related to an increase in higher cost time deposits and other borrowings. Average total time deposits increased $11,153,000 and average other borrowings increased $3,725,000 for the nine months period ended September 30, 1995 compared to the same 1994 period. Average interest bearing core deposits (NOW, money market and savings accounts) as a percentage of total average deposits and other borrowings declined from 38% as of September 30, 1994 to 35% as of September 30, 1995. The Company's average interest rate on paying liabilities increased 88 basis points from 3.30% for the nine months ended September 30, 1994 to 4.18% for the nine months ended September 30, 1995. Due to the pressure on market interest rates for deposits since the beginning of 1995, the Company does not anticipate material improvements in its net interest margin, in the next several quarters.

                                   Three Months Ended September 30,
                                      (in thousands of dollars)
                                              (Unaudited)


                             1995              |             1994
                                               |
                   Average             Average | Average              Average
ASSETS             Balance   Interest  Yield   | Balance   Interest   Yield
                                               |
Investments:                                   |
 Held to Maturity,                             |
 at amortized cost $ 35,641  $  481    5.35%   | $ 34,572  $  454     5.21%
                                               |
 Available for                                 |
 Sale(2)             34,323     513    5.93%   |   25,729     367     5.66%
                                               |
Federal funds sold    4,715      68    5.72%   |    1,706      19     4.42%
                                               |
Loans - net(1)      203,306   4,549    8.88%   |  211,289   4,509     8.47%
                   ________  ______    _____   | ________  ______     _____
                                               |
Total average                                  |
earning assets (1) $277,985  $5,611    8.01%   | $273,296  $5,349     7.77%
                                               |
INTEREST BEARING                               |
LIABILITIES                                    |
____________________________                   |
Deposits:                                      |
                                               |
NOW accounts       $ 38,553  $  154    1.58%   | $ 40,842  $  183     1.78%
                                               |
Money markets        28,678     236    3.26%   |   28,335     161     2.25%
                                               |
Savings deposits     29,889     195    2.59%   |   34,951     224     2.54%
                                               |
Time deposits                                  |
under $100,000      112,041   1,590    5.63%   |  107,608   1,175     4.33%
                                               |
Time deposits of                               |
$100,000 or more     15,686     217    5.49%   |   10,447     104     3.95%
                   ________  ______    _____   | ________  ______     _____
Total interest                                 |
bearing deposits   $224,847  $2,392    4.22%   | $222,183  $1,847     3.30%
                                               |
Other borrowings      8,168     128    6.22%   |    7,443      96     5.12%
                   ________  ______    _____   | ________  ______     _____
Total interest                                 |
bearing deposits                               |
& other borrowings $233,015  $2,520    4.29%   | $229,626  $1,943     3.36%
                                               |
Net interest                                   |
income                       $3,091            |           $3,406
                                               |
Interest rate                                  |
spread (1)                             3.72%   |                      4.41%
                                               |
Net interest                                   |
margin (1)                             4.41%   |                      4.94%


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

                For the Year to Date period ended September 30,
                           (in thousands of dollars)
                                   (Unaudited)

                                1995             |            1994
                                                 |
                    Average              Average | Average            Average
ASSETS              Balance   Interest   Yield   | Balance   Interest Yield
                                                 |
Investments:                                     |
 Held to Maturity,                               |
 at amortized cost  $ 36,706  $1,476     5.38%   | $ 35,840  $1,397    5.21%
                                                 |
 Available for                                   |
 Sale(2)              32,170   1,455     6.05%   |   25,579   1,045    5.47%
                                                 |
Federal funds sold     4,626     199     5.75%   |    1,456      42    3.86%
                                                 |
Loans - net(1)       206,467  13,835     8.96%   |  207,483  12,716    8.19%
                    ________ _______     _____   | ________  ______    _____
                                                 |
Total average                                    |
earning assets (1)  $279,969 $16,965     8.10%   | $270,358 $15,200    7.52%
                                                 |
INTEREST BEARING                                 |
LIABILITIES                                      |
____________________________                     |
Deposits:                                        |
                                                 |
NOW accounts        $ 38,120 $   483     1.69%   | $ 41,764  $  554    1.77%
                                                 |
Money markets         27,304     641     3.14%   |   28,434     478    2.25%
                                                 |
Savings deposits      31,782     645     2.71%   |   33,665     632    2.51%
                                                 |
Time deposits                                    |
under $100,000       112,433   4,513     5.37%   |  104,854   3,383    4.31%
                                                 |
Time deposits over                               |
$100,000 or more      13,952     550     5.27%   |   10,378     301    3.88%
                    ________  ______     _____   | ________  ______    _____
Total interest                                   |
bearing deposits    $223,591  $6,832     4.09%   | $219,085  $5,348    3.26%
                                                 |
Other borrowings      10,086     465     6.16%   |    6,361     223    4.69%
                    ________  ______     _____   | ________  ______    _____
Total interest                                   |
bearing deposits                                 |
& other borrowings  $233,677  $7,297     4.18%   | $225,446  $5,571    3.30%
                                                 |
Net interest                                     |
income                        $9,668             |           $9,629
                                                 |
Interest rate                                    |
spread (1)                               3.93%   |                     4.21%
                                                 |
Net interest                                     |
margin (1)                               4.62%   |                     4.76%

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



FOR THE YEAR TO DATE PERIOD
SUMMARY OF AVERAGE INTEREST BEARING
LIABILITIES AND DEMAND DEPOSITS


(dollars in thousands) Sept. 30, 1995    December 31, 1994    Sept. 30, 1994
                       Amount     %      Amount        %      Amount     %
                       ______________________________________________________
Demand deposits        $ 47,996  17.0%   $ 46,290   17.0%    $ 44,603  16.5%

NOW accounts             38,120  13.5%     41,048   15.1%      41,764  15.5%

Money market accounts    27,304   9.7%     27,955   10.3%      28,434  10.5%

Savings deposits         31,782  11.3%     34,512   12.6%      33,655  12.5%

Time deposits
under $100,000          112,433  39.9%    105,067   38.5%     104,854  38.8%

Time deposits $100,000
or more                  13,952   5.0%     10,444    3.8%      10,378   3.8%
                        _______ ______    _______  ______     _______ ______
Total deposits          271,587  96.4%    265,316   97.3%     263,688  97.6%

Other borrowings         10,086   3.6%      7,362    2.7%       6,361   2.4%
                       ________ ______   ________  ______    ________ ______
Average deposits and
other borrowings       $281,673 100.0%   $272,678  100.0%    $270,049 100.0%




OTHER INCOME

Other income increased $313,000, or 16%, to $2,296,000 for the nine months ended September 30, 1995 from $1,983,000 for the same 1994 period. In addition, other income increased $236,000, or 38%, to $853,000 for the three months ended September 30, 1995 from $617,000 for the same 1994 period. The major component of other income is service fees related to NOW and demand accounts which increased $408,000, or 33%, from $1,225,000 for the nine months ended September 30, 1994 to $1,633,000 for the same 1995 period and increased $124,000, or 29%, for the third quarter comparable periods. This increase is primarily due to the additional fees collected relating to checking account overdraft charges.

Mortgage placement fees, which are fees the Company earns for originating residential first mortgage applications, declined $43,000 for the nine months ending September 30, 1995 as compared to the same 1994 period due to a slowdown in residential mortgage business in the first half of 1995. However, during the third quarter of 1995, the residential mortgage applications increased and subsequently placement fees increased $47,000 for the three months ending September 30, 1995 as compared to the same 1994 period.


PROVISION FOR LOAN LOSSES

The provision for loan losses charged to operations reflects management's analysis of the loan portfolio and determination of an adequate allowance for loan losses to provide for probable losses in the loan portfolio.
The potential for loss in the portfolio reflects the risks and uncertainties inherent in the extension of credit.

The determination of the adequacy of the allowance for loan loss is based upon management's assessment of risk elements in the portfolio, factors affecting loan quality and assumptions about the economic environment in which the Company operates. The Company utilizes a loan grading system, based upon FDIC parameters, and utilizes that assessment of the overall quality of the loan portfolio in the process of determining an adequate allowance for loan loss level. This system involves an ongoing review of the commercial and real estate loan portfolios, with added emphasis on the Company's larger commercial credits and nonperforming loans. Various factors are involved in determining the loan grade, including the cash flow and financial status of the borrower, the existence and nature of collateral, and general economic conditions and their impact on the borrower's industry. These reviews are dependent upon estimates, appraisals and judgments, which can change quickly due to economic conditions and the Company's perceptions as to how these conditions affect the collateral securing its current and past due loans as well as the borrower's economic prospects. During the third quarter of 1995, the Company retained an independent management consultant to review the Company's overall loan grading process and to perform individual loan reviews. The results of the evaluation generally agreed with management's assessments of the quality of its loan portfolio. In each reporting period, the allowance for loan losses is reviewed based on the most recent loan grading data and is adjusted to the amount deemed necessary, in the Company's judgment, to maintain adequate allowance for loan loss levels.

The provision for loan losses charged against earnings in the first nine months of 1995 was $3,063,000 compared with $8,442,000 in the same 1994 period. Net loan charge-offs for the nine months ended September 30, 1995 and 1994 were $4,011,000 and $11,245,000, respectively. The provision for loan losses charged against earnings in the third quarter of 1995 was $775,000 compared with $563,000 in the same 1994 period. Net loan charge-offs for the three months ended September 30, 1995 and September 30, 1994 were $1,612,000 and $1,024,000, respectively.

During the second quarter of 1994, the Company classified a pool of loans as held for sale which were recorded at their approximate fair value on June 30, 1994. The loans held for sale represented gross loans of $17,860,000 which were carried net of $6,282,000 of charge-offs made during the second quarter of 1994, which approximated the fair value less selling costs. The loan sale was completed during the third quarter of 1994 and ultimately resulted in total charge-offs of approximately $6,500,000. Management believes that this loan sale was necessary in order to improve the quality of its loan portfolio.

The Company's adoption of SFAS 114 as of January 1, 1995, required that impaired loans, which are defined as loans where it is probable that a creditor will not be able to collect both the contractual interest and principal payments, be measured at the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent, when assessing the need for a loss accrual. The adoption of SFAS 114 resulted in an additional provision for loan losses of approximately $500,000 during the first quarter of 1995. The Company believes that the level of net charge-offs in the next several quarters should not be as great, on average, as the level experienced throughout the three quarterly periods in 1995. In addition, the Company anticipates that quarterly provisions for loan losses for the remaining quarterly period of 1995 and the quarterly periods of 1996 should not exceed the levels experienced by the Company during the first several quarters of 1995.

In establishing the allowance for loan losses, management has considered the possible deterioration of the collateral securing its past due loans. As of September 30, 1995, the Company's allowance for loan losses was $5,880,000, or 2.9% of total loans, as compared to $6,695,000, or 3.2% of total loans, as of September 30, 1994. The allowance for loan losses was $6,827,000, or 3.30% as of December 31, 1994. The ratio of the allowance for loan losses to nonaccrual and restructured loans and accruing loans past due 90 days or more was 60.2% as of September 30, 1995 as compared to 69.3% and 51.4% as of December 31, 1994 and September 30, 1994, respectively.

As of September 30, 1995, nonaccrual loans were $6,620,000 as compared with $7,043,000 as of December 31, 1994, and $7,564,000 as of September 30, 1994. As of September 30, 1995, approximately $5,403,000 of the loans in the nonaccrual portfolio were collateralized partially by commercial or residential real estate or business assets and approximately $1,154,000 of nonaccrual loans were unsecured. The Company believes that its allowance for loan losses is adequate to absorb any potential reduction of the net carrying value in the nonaccrual portfolio. The ratio of nonaccrual loans to total loans declined from 3.6% at September 30, 1994 to 3.3% at September 30, 1995.

Accruing loans past due 90 days or more were $379,000 as of September 30, 1995, $357,000 as of December 31, 1994 and $664,000 as of September 30,
1994. The Company's nonaccrual policy states that any commercial or mortgage loan attaining a 90-day past due status is placed on nonaccrual unless such loan is well secured and in the process of collection. Exceptions to placement on nonaccrual status that extend beyond 120 days must be approved by the Board of Directors' Loan Committee. Any installment or consumer loan that attains a 180-day past due status will be placed on nonaccrual regardless of collateral value or collection proceedings. At September 30, 1995, loans totaling $84,000 were accruing past due 120-180 days.

As of September 30, 1995, the Company's recorded investment in loans that are considered to be impaired under SFAS 114 was $7,914,000 of which $4,716,000 were on a nonaccrual status and $809,000 were classified as troubled debt restructured loans. The remaining $2,389,000 of loans classified as impaired, which are also classified as potential problem loans, have either experienced slight delinquency problems or collateral deterioration but continue to meet the contractual terms of the loan. The Company has also identified seven additional problem loans in the amount of $290,000 as of September 30, 1995. Potential problem loans are defined as loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. These accruing commercial loans have experienced frequent delinquency problems, 2 or more delinquencies between 60-89 days during the last seven quarterly periods. However, they continue to be less than 90 days delinquent as of September 30, 1995. If these credits continue to have financial difficulties, they could be classified as nonaccrual loans and become potential loan charge-offs in future quarterly periods.

At September 30, 1995, December 31, 1994 and September 30, 1994, the Company had restructured loans of $2,759,000, $2,448,000 and $4,806,000, respectively. Interest income recorded on these loans during the nine month periods ending September 30, 1995 and 1994 was $163,000 and $241,000, respectively. The weighted average yield on restructured loans was 7.86% and 6.55% during the nine months ending September 30, 1995 and 1994, respectively. If these loans had earned interest in accordance with their original terms, interest income for the first nine months of 1995 and 1994 would have been $69,000 and $133,000 higher, respectively.

Management, after careful consideration of the above factors, is of the opinion that the allowance for loan losses as of September 30, 1995 is adequate. However, because the economic recovery in Connecticut appears to be progressing slower than in the nation, as a whole, it is difficult to predict how the future economy may impact the Company's loan customers. If economic conditions continue to slowly improve, management believes that the level of its nonaccrual loans could gradually decline during the next several quarterly periods. However, the level of the Company's nonperforming assets will continue to negatively impact the Company's profitability in future quarterly periods. The nature of the Connecticut economy will continue to influence the levels of loan charge-offs, nonaccrual loans and the allowance for loan losses, and management will appropriately adjust the allowance as considered necessary to reflect future changes in risk.

The following tables set forth quarterly information on nonperforming assets, restructured loans, accruing loans past due 90 days or more and loans charged-off for the quarterly periods from September 30, 1994 to September 30, 1995.

                           ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                       Quarter Ended

                                  (dollars in thousands)


                       Sept. 30,   June 30,   Mar. 31,    Dec. 31,  Sept. 30,
                       1995        1995       1995        1994      1994
Balance beginning
of period              $6,717      $7,404     $6,827      $6,695    $7,155

Provision charged to
income                    775         894      1,394         757       564

Loans charged off:

 Commercial             1,090       1,071        666         529     1,131

 Real Estate:
   Commercial Mtg.        448         482        134         173       189

   Residential Mtg.        36           0         40           0         0

 Consumer                  86          99         89          58        41
                       ______      ______     ______      ______   _______
Total Loans
Charged-off             1,660       1,652        929         760     1,361

Recoveries                 48          71        112         135       337
                       ______      ______    _______      ______   _______
Net loans
charged-off             1,612       1,581        817         625     1,024
                       ______      ______     ______      ______    ______
Balance, end of period $5,880      $6,717     $7,404      $6,827    $6,695

Ratios:
Net loans charged-off
to avg. loans           0.80%       0.76%      0.39%       0.30%     0.49%

Allowance for loan
losses to total loans   2.92%       3.24%      3.56%       3.30%     3.22%



NONACCRUAL LOANS, RESTRUCTURED LOANS
AND OTHER REAL ESTATE OWNED
(in thousands)

QUARTER ENDED             Sept. 30,  June 30,  Mar. 31,   Dec. 31,  Sept. 30,
                          1995       1995      1995       1994      1994

Nonaccrual loans:
Commercial                $ 2,422     $ 2,688  $ 3,368    $ 3,712   $ 3,595

Real Estate:
  Commercial                3,044       3,509    4,032      3,129     3,748

  Residential                 773         420      556        190       161

Consumer                      381          53      145         12        60
                           ______      ______   ______     ______    ______
Total nonaccrual loans      6,620       6,670    8,101      7,043     7,564

Other Real Estate Owned-net 1,063       1,102    1,453      1,852     2,105
                           ______      ______   ______    _______   _______
Total nonperforming assets  7,683       7,772    9,554      8,895     9,669

Restructured loans          2,759       2,824    2,740      2,448     4,806
                          _______     _______  _______    _______   _______
Total nonperforming assets
& restructured loans      $10,442     $10,596  $12,294    $11,343   $14,475

Accruing loans past due
90 days or more:
Commercial                    194           1      164         88       240

Real Estate:
  Construction                  0           0        0          0         0

  Commercial                    0           0        0          0       132

  Residential                  75           0        0          0         0

Consumer                      110         185      196        269       292
                           ______      ______   ______     ______    ______
Total accruing loans past
due 90 days or more       $   379     $   186  $   360    $   357   $   664


Allowance for loan losses $ 5,880     $ 6,717  $ 7,404    $ 6,827   $ 6,695

SFAS 114 impaired loans   $ 7,914     $ 9,535  $ 8,705

Ratio of nonperforming
assets to total assets       2.6%        2.6%     3.3%       3.0%      3.3%

Ratio of nonperforming
assets, restructured loans
& accruing loans past due
90 days or more to total
assets                       3.6%        3.6%     4.3%       3.9%      5.2%

Ratio of nonperforming
assets to total loans
and OREO                     3.8%        3.7%     4.6%       4.3%      4.6%

Ratio of nonperforming
assets, restructured loans,
and accruing loans past due
90 days or more to total
loans and OREO               5.4%        5.2%     6.0%       5.6%      7.2%

Ratio of allowance for loan
losses to nonaccrual loans,
restructured loans and
accruing loans past due
90 days or more             60.2%       69.4%    66.1%      69.3%     51.4%

Ratio of nonaccrual loans,
restructured loans and
accruing loans past due
90 days or more to
shareholders' equity and
allowance for loan losses   48.2%       46.8%    54.5%      51.3%     67.9%


OTHER REAL ESTATE OWNED

Other Real Estate Owned (OREO) expense was $442,000 for the nine month period ended September 30, 1995 as compared to $1,167,000 for the nine months ended September 30, 1994. OREO expense was $139,000 for the three month period ended September 30, 1995 as compared to $427,000 for the three months ended September 30, 1994. These expenses reflect losses on sales and writedowns on OREO properties and associated direct holding costs, such as property taxes, insurance and utilities. OREO holding costs were $77,000 and $376,000 for the nine month periods ended September 30, 1995 and 1994, respectively. For the three month period ended September 30, 1995 holding costs were $53,000 as compared to $97,000 for the same 1994 period. The total decline in OREO expense for both the three month and year to date periods is attributed to a decrease in OREO properties held.

The OREO balance as of September 30, 1995 is $1,063,000 and is comprised of 13 properties. The OREO portfolio consists of 6 residential properties, representing 32% of the total OREO portfolio, and 3 commercial properties which constitutes 61% of the total OREO portfolio. In addition, the Company has 4 parcels of land comprising the remaining 7% of the portfolio.

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

                                  OTHER REAL ESTATE OWNED
                                     QUARTERLY ANALYSIS
                                  (dollars in thousands)


                                        QUARTER ENDED


DESCRIPTION               09/30/95   06/30/95   03/31/95   12/31/94  09/30/94
_____________________________________________________________________________
Beginning book value       $1,102     $1,453     $1,852     $2,105    $3,169

Properties added              100        180         42        101        23

Proceeds from OREO sold       (53)      (398)      (296)      (186)     (590)

Gains(losses) on
properties sold                 7       (103)        14        (35)      (24)

Other activity                                                  (8)     (157)

Property writedowns           (93)       (30)      (159)      (125)     (316)
                           _______    _______    _______    _______   _______
Ending book value           $1,063     $1,102     $1,453     $1,852    $2,105


OPERATING EXPENSES

Operating expenses decreased $1,131,000, or 12%, from $9,720,000 for the nine months ending September 30, 1994 to $8,589,000 for the same 1995 period. OREO expense, examination and professional fees, insurance and other operating expenses were primarily responsible for the decrease in operating expenses during the first nine months of 1995 as compared to the same 1994 period.

OREO expense comprised of losses on sales and writedowns on OREO properties and associated direct holding costs declined $725,000, or 62%, from $1,167,000 for the nine months ended September 30, 1994 to $442,000 for the same 1995 period. Examination and professional fees decreased $109,000, or 19%, from $561,000 for the nine months ended September 30, 1994 to $452,000 for the same 1995 period which resulted from lower legal expenses related to problem assets. Insurance expense decreased $110,000, or 14%, from $778,000 for the nine months ended September 30, 1994 to $668,000 for the same 1995 period which primarily resulted from a rebate from the FDIC for previously assessed charges. Effective in the third quarter of 1995, the FDIC announced that it is lowering its deposit insurance premiums for banks. As a result of the new deposit premium structure, the Company anticipates that its insurance premiums should be reduced by approximately $360,000 on an annual basis. Salaries and employee benefits declined slightly from $4,126,000 for the first nine months of 1994 as compared to $4,091,000 for the same 1995 period. The Company's full-time equivalent positions as of September 30, 1995 is 138 as compared to 142 as of September 30, 1994. The reduction in other operating expenses of $155,000 from $1,581,000 for the nine month period ended September 30, 1994 to $1,426,000 for the same 1995 period primarily consisted of approximately $80,000 in fraudulent check losses experienced in 1994.

Operating expenses decreased $383,000, or 12%, from $3,194,000 for the three months ending September 30, 1994 to $2,811,000 for the same 1995 period. Similar to the nine month operating expense comparisons, OREO expense, examination and professional fees, insurance and other operating expenses were primarily responsible for the decrease in operating expenses during the third quarter of 1995 as compared to the same 1994 period.


PROVISION (BENEFIT) FOR INCOME TAXES

The provision for income taxes for the third quarter of 1995 was $5,000, representing an effective tax rate of 1.3%. The effective tax rate reflects the utilization of net operating loss carryforwards and state and alternative minimum federal taxes.

Income tax benefits for the nine months ended September 30, 1995 were $475,500. Tax benefits of $504,000, less $18,500 of state and alternative minimum federal taxes, were recorded in the first quarter of 1995 for recognition of deferred tax amounts relating to the realization of net operating loss carryforwards on 1996 earnings. No additional deferred tax assets relating to 1996 or other future periods were recognized in the second or third quarters of 1995.

Gross deferred tax assets and liabilities were approximately $14.5 million and $.7 million, respectively, as of September 30, 1995. A valuation allowance of $13.3 million was established for a significant portion of the deferred tax assets. The net deferred tax assets after valuation allowance were $500,000 as of September 30, 1995 and were included in other assets in the financial statements. The level of the valuation allowance is management's best judgment regarding the amount and timing of future taxable income and estimated reversal patterns of temporary differences.

As a result of the Company's net operating losses in prior years, it has Federal and state tax net operating loss carryforwards of approximately $20.8 million and $31.1 million, respectively, as of December 31, 1994. Such net operating loss carryforwards can be used to offset future taxable income based on management's estimate of the amount of taxable income to be generated in future periods. The federal tax net operating loss carryforwards expire in the years from 1997 to 2009 while the state net operating loss carryforwards expire from 1995 to 1999.


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


To fall within the well capitalized or adequately capitalized capital category, the financial institution must meet the requirements of all three capital measurements. Undercapitalized and significantly undercapitalized institutions will be categorized as such if the institution falls within any of those three capital measurements. The risk-based capital guidelines establish a measurement of capital adequacy by relating a banking organization's capital to its financial risks, both on- and off-balance sheet. As of September 30, 1995, December 31, 1994 and September 30, 1994, the Company's total risk-based capital ratio was 8.8%, 7.8%, 8.4%, respectively. The second capital measure is the Tier 1 risk-based ratio, which includes only core capital as it measures the relationship to risk-weighted assets. As of September 30, 1995, December 31, 1994 and September 30, 1994, the Company's Tier 1 risk-based ratio was 7.6%, 6.8%, and 9.7%, respectively. The third capital adequacy measure is the Tier 1 (or core) leverage capital (using the same definition of capital as used in the risk-based guidelines) to average total assets. The Company's Tier 1 leverage ratio was 5.0%, 4.7%, and 4.8% as of September 30, 1995, December 31, 1994 and September 30, 1994, respectively. As of September 30, 1995, based on the above criteria, the Company falls within the adequately capitalized category. The Bank also falls within the adequately capitalized category.

The reporting of debt and equity securities (not held for trading activities or to maturity) for the purposes of calculating Tier 1 capital for the Company and the Bank differs from reporting under SFAS 115.
Under final FDIC regulations, net unrealized losses for equity securities that are available for sale are included in the calculation of Tier 1 capital. All other net unrealized gains or losses on available for sale securities are excluded from the definition of Tier 1 capital. As of September 30, 1995, Tier 1 capital was reduced $212,000 to reflect the unrealized depreciation on the Company's equity securities held as available for sale.

At the conclusion of its regulatory examination, the FDIC, based on the Bank's improved overall financial condition, has removed the Order and has issued a less stringent Memorandum of Understanding. See "Regulatory Matters" for further discussion. The Company's principal subsidiary, The Bank of New Haven, voluntarily agreed to enter into of the Memorandum effective May 16, 1995. The Memorandum requires, among other things, the Bank to achieve certain Tier 1 leverage and total risk-based capital requirements.

The Improvement Act also requires each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities and reflect the actual performance and expected risk of loss on multi-family residential loans. The FDIC and the Federal Reserve Board have adopted final regulations for the purpose of amending their risk-based capital standards. The Company does not believe that the final regulations will have a material adverse impact on the operations of the Company or the Bank.


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

The primary focus of the Company's liquidity management is appropriately to match cash inflows and outflows with funds provided by the Company's market for deposits and loans. The Company's objective is to maintain adequate cash which is invested in federal funds. During the first nine months of 1995, the average balance of federal funds sold was $4,626,000. In the event the Company needs to borrow cash to manage its overnight position or short-term position, the Company can borrow approximately $6 million, as of September 30, 1995, on an overnight basis from the Federal Home Loan Bank of Boston ("FHLBB"). The Company can also borrow funds from the FHLBB on a short- and long-term advance basis. As of September 30, 1995, the Company had no overnight borrowings outstanding from the Federal Home Loan Bank of Boston and has borrowed $7.2 million, on average, during the first nine months of 1995 in term advances. In addition, the Company has access to $7,000,000 in short-term funds via reverse repurchase agreements with two brokerage firms. The Company's investment portfolio also provides a secondary source of liquidity.

At September 30, 1995, the Company's liquidity ratio as defined by FDIC criteria was 29.1% compared to 25.9% and 25.0% as of December 31, 1994 and September 30, 1994. The liquidity ratio is defined as the total of net cash, short-term investments and other marketable assets, divided by total net deposits and short-term liabilities. Management believes that its liquidity position is adequate as of September 30, 1995.
Effective January 1, 1994, the Company adopted the provisions of the Statement of Financial Accounting Standard No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS 115, debt securities classified as held to maturity are reported at amortized cost. Debt and equity securities (not held for trading activities or to maturity) are reported at fair value with unrealized gains or losses excluded from income and reported as a separate component of shareholders' equity. In order to classify securities as held to maturity, management must have the positive intent and ability to hold the securities to maturity.

The Company generated a negative aggregate cash flow of $4,888,000 for the nine months ended September 30, 1995, as compared to a positive aggregate cash flow of $5,198,000 for the same 1994 period. Cash flows provided by operating activities were $4,685,000 and $3,430,000 for the nine months ending September 30, 1995 and September 30, 1994, respectively. This was due in part to significant non-cash charges for the provision for loan losses and the depreciation and amortization of fixed assets in both periods and writedowns on OREO, particularly during the first nine months of 1994.

During the first nine months of 1995, there was net cash of $4,761,000 used by financing activities as compared to net cash of $13,298,000 provided by financing activities during the first nine months of 1994. The primary difference between the two periods is that during the first nine months of 1994, the Company had increased its level of deposits and borrowings in order to support a growing asset base which increased from $287 million as of December 31, 1993 to $293 million as of September 30, 1994. In contrast, during the first nine months of 1995, the Company's asset base had declined slightly from $299.2 million as of December 31, 1994 to $296.5 million as of September 30, 1995, and hence financing was not needed. This was due in part to the Company's efforts to control its overall growth in order to improve its capital ratios.

Net cash used by investing activities were $4,811,000 and $11,530,000 for the nine months ending September 30, 1995 and September 30, 1994. The net cash used by investing activities for the first nine months of 1995 was due to an increase in federal funds sold offset partially by a decline in net loans originated for the period. During the first nine months of 1994, net cash used by financing activities was primarily due to a significant amount of loans originated during the period net of loans sold and offset partially by proceeds from the sale of OREO and funds provided by a decrease in federal funds sold. Net funds used/provided by transactions effecting the Company's investment portfolio was comparable for both periods.

The Company concentrates its efforts on evaluating interest rate risk and appropriately adjusts for changes in rates and maturities of its assets and liabilities. The Company's objective is to provide stable net interest income. The table below illustrates the ratio of rate sensitive assets to rate sensitive liabilities as they mature and/or reprice within the indicated periods. As of September 30, 1995, the Company's rate sensitive assets repricing or maturing approximately equalled its rate sensitive liabilities during the first ninety days. This results from having approximately half of the Company's loan portfolio available to reprice within thirty days. In an increasing rate environment, asset sensitivity enhances earnings potential, whereas liability sensitivity would negatively impact earnings. In contrast, in a declining rate environment, asset sensitivity would negatively impact earnings, whereas liability sensitivity enhances earnings potential. The Company is "liability sensitive" in the third month and remains liability sensitive beyond one year which is primarily due to its demand and savings accounts, which are considered relatively stable and not easily influenced by changes in interest rates. At September 30, 1995, the amount of the Company's cumulative gap with respect to assets and liabilities maturing or repricing within one year was $13,296,000 more liabilities than assets repricing (a negative gap position), representing a negative 5% cumulative gap to total rate sensitive assets. ALCO manages the gap position on an ongoing basis to assure an interest rate risk not to exceed more than a 3% change in net interest income for a one year period. If interest rates were to increase immediately by 200 basis points, the negative impact on the Company would be within ALCO's tolerance level.

The following table sets forth the distribution of the repricing of the Company's earning assets and interest bearing liabilities at a single point in time, as of September 30, 1995. The table shows the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which interest earning assets and interest bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the Company's repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company's customers. The Company's interest rate sensitivity position is adjusted as ALCO's assessment of the interest rate outlook and other factors are modified. As the Company increases its total assets, the overall business plan provides for matching its assets and liabilities to reduce interest rate risk and liquidity risk.


Interest - Rate Sensitivity
Table
(dollars in thousands)

Sept. 30, 1995   Month 1  Month 2 Month 3 Months Months   Over      Total
                                           4-6    7-12   1 Year
_____________________________________________________________________________
Rate Sensitive Assets:
 Loans (1)       $97,422  $2,927  $4,507 $ 7,356 $16,998  $71,339   $200,549
 Investments       3,994   2,500       0   5,207   8,001   45,777     65,479
                 _______  ______  ______  ______ _______  _______   ________
Total Rate
Sensitive Assets 101,416   5,427   4,507  12,563  24,999  117,116    266,028

Rate Sensitive
 Liabilities:
 Time deposits    13,678   8,902   9,422  23,649  22,613   36,773    115,037

 Other deposits   80,944(2)    0   2,000   1,000       0   81,013(3) 164,957
                 _______  ______  ______  ______  ______  _______    _______
Total Rate
Sensitive
Liabilities       94,622   8,902  11,422  24,649  22,613  117,786    279,994
Net Gap            6,794  (3,475) (6,915)(12,086)  2,386     (670)   (13,966)
                  ______  ______   _____  ______  ______  _______     ______
Cumulative Gap     6,794   3,319  (3,596)(15,682)(13,296) (13,966)   (13,966)

Net Gap as % of total
rate sensitive assets  3%    -1%     -3%     -5%      1%      -0%        -5%

Cumulative Gap as %
of total rate sensitive
assets                 3%     1%     -1%     -6%     -5%      -5%        -5%



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



PART II -              OTHER INFORMATION

ITEMS 1-5              Not applicable.

ITEM 6                 Exhibits and Reports on Form 8-K:

(a) Exhibits- Exhibit 27 - Financial Data Schedule.

(b) Reports on Form 8-K: On October 25, 1995, the Company filed a Current Report on Form 8-K reporting that the Audit Committee of the Board of Directors of the Company recommended and the Board of Directors of the Company approved (1) the dismissal of Price Waterhouse LLP, effective October 19, 1995, as the independent accountants engaged to perform the audit examination of the Company's financial statements for the year ending December 31, 1995 and (2) the engagement of Coopers & Lybrand L.L.P., effective October 19, 1995, to perform the audit examination of the Company's financial statements for the year ending December 31, 1995.


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 13, 1995   /s/ F. Patrick McFadden, Jr.

                          F. Patrick McFadden, Jr.
                          President/Chief Executive Officer



Date:  November 13, 1995   /s/ John F. Trentacosta

                          John F. Trentacosta
                          Executive Vice President/
                          Chief Financial Officer