Form 10-K
period 1995-12-31
BNH BANCSHARES INC
filed 1996-03-22
CIK 764205

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                               -----------------

                         COMMISSION FILE NUMBER 0-14018

                              BNH BANCSHARES, INC.
             (Exact name of Registrant as specified in its charter)

            CONNECTICUT                                 06-1126899
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

209 CHURCH STREET, NEW HAVEN, CONNECTICUT                 06510
 (Address of principal executive offices)               (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (203) 498-3500

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                      COMMON STOCK, NO PAR VALUE PER SHARE
                                (Title of class)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                               YES  X       NO
                                  -----       -----

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

     AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT BASED ON THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK AS OF MARCH 13, 1996.

                     COMMON STOCK, NO PAR VALUE $27,866,603

* For purposes of this calculation, 1,007,007 shares held by the directors and executive officers of BNH Bancshares, Inc. have been deemed to be held by affiliates of BNH Bancshares, Inc.

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                     Outstanding At
                       Class                         March 13, 1996
                       -----                         --------------
                   Common Stock,
              no par value per share                   14,726,650

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Company's definitive proxy statement dated March 22, 1996 are incorporated by reference into Part III of this report.

                                         The Exhibit Index is found at page 62.

================================================================================


                                TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             ----
  PART I ................................................................................................       2
        Item  1--Business ...............................................................................       2

               --Executive Officers of the Company ......................................................       8
        Item  2--Properties .............................................................................       9
        Item  3--Legal Proceedings ......................................................................      10
        Item  4--Submission of Matters to a Vote of Security Holders ....................................      10

  PART II ...............................................................................................      10
        Item  5--Market for the Registrant's Common Equity and Related Stockholder Matters ..............      10
        Item  6--Selected Financial Data ................................................................      11
        Item  7--Management's Discussion and Analysis of Financial Condition and Results of
                 Operations .............................................................................      12
        Item  8--Financial Statements and Supplementary Data ............................................      34
        Item  9--Changes in and Disagreements with Accountants on Accounting and Financial
                 Disclosures ............................................................................      57

  PART III ..............................................................................................      57
        Item 10--Directors and Executive Officers of the Registrant .....................................      57
        Item 11--Executive Compensation .................................................................      57
        Item 12--Security Ownership of Certain Beneficial Owners and Management .........................      57
        Item 13--Certain Relationships and Related Transactions .........................................      57

  PART IV ...............................................................................................      58
        Item 14--Exhibits, Financial Statement Schedules and Reports on Form 8-K ........................      58


                                       1

                                     PART I

ITEM 1. BUSINESS

     BNH Bancshares, Inc. (the "Company") is a bank holding company incorporated in Connecticut in February 1985, the principal assets of which are the common stock of its wholly-owned subsidiaries, The Bank of New Haven (the "Bank") and Northeastern Capital Corporation ("Northeastern"). The principal business of the Bank is to provide a full range of services, including checking and savings accounts and loans primarily to small and medium-sized businesses, professional organizations and individuals in the New Haven metropolitan area. As of December 31, 1995, the Company had total assets of $299 million, total deposits of $277 million, total loans, net of the allowance for loan losses, of $199 million, and shareholders' equity of $16 million.

     The Bank, a state-chartered bank and trust company, was organized under the Connecticut banking laws on May 24, 1978 and began commercial banking operations in New Haven, Connecticut on April 16, 1979. The Bank has concentrated its marketing efforts in the greater New Haven area. The main office of the Bank and its executive offices are located at 209 Church Street, New Haven, Connecticut. As of December 31, 1995, the Bank operates seven additional branch offices, two in New Haven, and one each in Orange, Woodbridge, Milford, North Haven and Hamden, Connecticut. The Company also maintains an Operations Center in Orange, Connecticut. The Bank employed 135 full-time equivalent employees at December 31, 1995.

REGULATION OF THE COMPANY

     As a bank holding company, the Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Board"). The Company's ability to acquire an interest in another bank is limited by the Bank Holding Company Act of 1956, as amended (the "Act"), which requires the Company to obtain the approval of the Board prior to the acquisition of all or substantially all of the assets of any bank or ownership or control of the voting shares of any bank if, after giving effect to such acquisition, the Company would own or control, directly or indirectly, more than five percent of the voting shares of such bank.

     The Act was amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") to authorize a bank holding company to acquire an interest in the voting securities or assets of a savings association, subject to receiving approval of the Board.

     The Act was further amended by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 to generally permit a bank holding company that is adequately capitalized to acquire control of or acquire all or substantially all of the assets of, a bank located in a state other than the home state in which the bank holding company is located. The same legislation permits interstate mergers of banks after June 1, 1997, unless the state in which the bank is located passes legislation to prohibit such mergers. Interstate mergers may be permitted sooner in any state that passes legislation specifically permitting such mergers to take place sooner. The establishment of "de novo" branches by an out-of-state bank is permitted in any state that adopts legislation to permit such interstate branching.

     The Company may not engage in any business other than managing or controlling banks or savings associations or furnishing services to its subsidiaries, with the exception of certain activities which, in the opinion of the Board, are so closely related to banking or to managing or controlling banks or savings associations as to be a proper incident thereto. The Company is also generally prohibited from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company unless that company is engaged in activities expressly authorized by the Act or the Board approves the acquisition. In making such determination, the Board considers whether such activities are so closely related to banking as to be a proper incident thereto.

     Federal Reserve Board regulations require bank holding companies to meet certain minimum capital requirements. Under the regulations, capital adequacy of a bank holding company is evaluated in two ways. The Board has adopted a leverage ratio requirement applicable to bank holding companies with $150 million or more in consolidated assets. The leverage ratio is a ratio of "Tier 1 capital" to total average assets as defined in the regulations. "Tier 1 capital" for a bank holding company is generally defined as common equity, minority interests in equity accounts of consolidated subsidiaries and qualifying perpetual preferred stock. (Cumulative perpetual preferred stock is limited to 25% of Tier 1 capital). In addition, Tier 1 capital excludes goodwill and other intangibles and investments in subsidiaries that the Board determines should be deducted from capital. The regulations require a minimum ratio of 3% Tier 1 capital to total assets for the most highly rated bank holding companies that are not anticipating or experiencing significant growth and do not have high levels of risk. All other bank holding companies are required to meet a minimum leverage ratio that is at least 100 to 200 basis points above this minimum.

     The second measure of capital adequacy adopted by the Board is based on international risk-based capital standards. The guidelines set forth (i) a definition of "capital" for risk-based capital purposes; and (ii) a system for calculating risk-weighted assets by assigning assets and certain off-balance sheet items to broad risk categories. Basically, the higher percentage of riskier assets an institution has, the more capital it must have to satisfy the risk-based guidelines; the lower the risk, the lower the required capital. The current regulations require a minimum risk-based ratio of 8%, with at least one-half of that amount consisting of Tier 1 or core capital and up to one-half of that amount consisting of Tier 2 or supplementary capital. As of December 31, 1995, the Company's Tier 2 capital was $18.1 million.

     These guidelines do not address other bank "risk" areas, such as interest rate exposure, liquidity, funding and market risks, the quality and level of earnings, investment or loan portfolio and other concentrations of credit risks; certain risks arising from nontraditional activities, the quality of loans and investments, the effectiveness of loan and investment policies, or management's ability to monitor and control financial and operating risks. The Board does, however, take these factors into account in evaluating capital ratios. This may cause the supervisory evaluation of capital adequacy to differ from the conclusions that would be reached based solely on risk-based capital ratios.

     Capital regulation of the Company is also affected by the Federal Deposit Insurance Act (the "FDI Act") amended by Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Riegle Act"), which is discussed below.

     The Board also regulates the payment of cash dividends by bank holding companies as well as other banking practices of such companies. As a bank holding company, the Company is required to file with the Board an annual report and such additional information as the Board may require pursuant to the Act. The Board may conduct examinations of the Company and each of its subsidiaries pursuant to the Act and regulations thereunder. As the holding company of a state-chartered bank, the Company is also subject to regulation by the Connecticut Banking Commissioner and may be required to provide reports to and be subject to examination by the Banking Commissioner.

     Board regulations require the Bank to maintain reserves against its transaction accounts. Effective December 19, 1995, reserves of 3% are required to be maintained against transaction accounts totaling $52.0 million or less (except that $4.3 million is exempt) and a reserve of 10% is required to be maintained against that portion of total transaction accounts in excess of $52.0 million. These amounts and percentages are subject to further adjustment by the Board.

REGULATION OF THE BANK

     Federal and state banking laws and regulations applicable to the Bank regulate, among other things, capital adequacy, the scope of a bank's business, permitted investments, reserves against deposits, the nature and amount of collateral for loans, loans to affiliates, the establishment of branches and activities with respect to mergers and acquisitions. The Bank is subject to Federal regulations promulgated pursuant to the FDI Act to prevent banks from engaging in unsafe or unsound practices, as well as various other Federal and State laws, including consumer protection laws.

     The Federal Deposit Insurance Corporation ("FDIC") is an independent agency of the United States Government and currently insures deposits of each insured depositor of the Bank through its Bank Insurance Fund up to $100,000. Insurance of deposits by the FDIC subjects the Bank to comprehensive regulation, supervision and examination by the FDIC. The Bank is required, among other things, to pay premium charges to the FDIC for such insurance. Under FDICIA, the FDIC has adopted regulations establishing a risk-based assessment for insurance premiums pursuant to which higher insurance rates are charged to institutions that pose greater risks to the deposit insurance funds. Currently, under this system, a depository institution's semi-annual assessment will fall within a range of $0 to $0.37 per $100 of domestic deposits, based in part on the probability that the deposit insurance fund will incur a loss with respect to that institution. Each institution is notified of its risk classification based on its capital ratios. For information on insurance premiums paid by the Bank, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Insurance Expense".

     The Bank is also required to maintain reserve accounts and liquid assets at levels fixed from time to time by the FDIC and must meet certain minimum capital requirements.

     The FDIC's capital regulations are similar to the Board's requirements described above. Regulations adopted pursuant to FDICIA resulted in amendments to these capital standards and in the additional regulation of undercapitalized institutions (see the discussion of FDICIA below).

     During the first quarter of 1991, the Bank was examined by the FDIC. On September 19, 1991, the Bank entered into a Stipulation and Consent to the issuance of an Order to Cease and Desist (the "Order") with the FDIC, which was concurred in by the Banking Commissioner of the State of Connecticut. On September 27, 1991, the FDIC issued an Order to Cease and Desist which became effective on October 7, 1991. The Order required the Bank to take specific action to correct certain deficiencies addressed as a result of the FDIC's examination of the Bank as of February 19, 1991. In addition to requiring the Bank to maintain a Tier 1 leverage capital ratio of 6% or more, the Order required the Bank to take a series of actions designed to improve its financial condition and operating results and to augment its capital position. These requirements and the Bank's response thereto included, but were not limited to, increasing the loan loss reserve; charging-off classified loans and improving asset quality; and addressing concerns regarding liquidity and reliance on volatile funds.

     Following the issuance of the Order, the Bank took steps designed to meet its requirements, including the submission of capital plans designed to achieve the required capital levels. On July 28, 1993, the Company successfully completed its rights offering of common stock to existing shareholders and standby purchasers. The rights offering resulted in the issuance of 10,404,000 new shares of common stock at a subscription price of $1.25 per common share. Net proceeds amounted to $11,992,000. The Company contributed the net proceeds from the rights offering to the Bank in a manner that such proceeds constituted Tier 1 leverage capital for regulatory purposes. The Bank, as of December 31, 1993, was in compliance with every provision of the Order.

     During the second quarter of 1994, the Company incurred a net loss of $6,500,000 which reduced both the Bank's and the Company's Tier 1 leverage capital ratios below the Order's minimum Tier 1 leverage requirement of 6%. This quarterly net loss was primarily related to an $18,000,000 bulk sale of problem loans. Management believes that the bulk sale of problem assets significantly improved the quality of the Company's loan portfolio and believes that its actions to improve asset quality are responsive to the Order. As a result of the decline in Tier 1 leverage capital, the Bank, as required by the Order, filed a capital restoration plan with the FDIC during the third quarter of 1994. The plan, which was accepted by the FDIC, calls for restoration of the Bank's capital ratios through future earnings.

     The FDIC, after completion of a joint examination of the Bank with the Connecticut Banking Department as of February 6, 1995, removed the Order and, based on the Bank's improved overall financial condition, issued on May 16, 1995 a less stringent Memorandum of Understanding (the "Memorandum"), which the Bank voluntarily agreed to enter into. The Memorandum requires, among other things, that the Bank achieve certain Tier 1 leverage and total risk-based capital requirements. The Bank must have a Tier 1 leverage capital ratio of at least 5% by June 30, 1996 and 6% by June 30, 1997. If these thresholds are not maintained, the Bank will be required to submit a written capital plan to increase its Tier 1 leverage capital to the required level. Also, the Bank must maintain a total risk-based capital ratio of at least 8% throughout the existence of the Memorandum. As of December 31, 1995, the Bank's Tier 1 leverage capital and total risk-based capital ratios were 5.3% and 9.4%, respectively. The Company anticipates that it will maintain the minimum Tier 1 leverage capital ratio requirements through future earnings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources" for further discussion. The Memorandum also required the Bank to charge-off certain loans and develop and implement a written problem loan reduction program to continue to reduce its level of problem loans. In addition, the Memorandum prohibits the payment of dividends without prior FDIC consent and requires the Bank to review, monitor and update certain loan and liquidity policies. As of December 31, 1995, the Bank was in compliance with every provision of the Memorandum.

FDI ACT

     The FDI Act was amended by the FDICIA which was signed into law by the President on December 19, 1991. The FDICIA amendments increased the supervisory and regulatory powers of the federal bank regulatory agencies applicable to the Company and the Bank in a number of ways. The FDI Act was further amended by the Riegle Act.

  A. Capital Categories and Prompt Regulatory Action

     FDICIA increases the supervisory powers of the FDIC and the other federal regulatory agencies with regard to undercapitalized depository institutions, and changes the capital rules applicable to the Bank. Under the regulations, banking regulators defined five capital categories: institutions that are well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The purpose of these categories is to allow federal regulatory agencies to monitor undercapitalized institutions more closely in order to take appropriate and prompt regulatory action to minimize the potential for significant loss to the deposit insurance fund. Institutions in the first two categories operate with few restrictions. Institutions in the other three categories may be required to raise additional capital, curtail growth, limit interest rates paid, divest subsidiaries and limit executive compensation. Regulators are also empowered to remove top management and call for new elections of directors. FDICIA also allows for the appointment of a conservator or receiver of an insured depository institution if the institution is undercapitalized and either has no reasonable prospect of becoming adequately capitalized, fails to become adequately capitalized as required, or fails to submit or materially implement a capital plan. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Capital Resources" for a description of the five capital categories.

     Using the capital categories, FDICIA subjects an insured institution that has a capital classification below the adequately capitalized level to several mandatory provisions that apply without agency action. Under these mandatory provisions, undercapitalized institutions (1) are subject to increased monitoring by the appropriate federal banking agency and periodic review of the institution's efforts to raise capital; (2) must submit and implement an acceptable capital restoration plan; (3) are required to restrict asset growth; and (4) must obtain prior approval by the agency or the FDIC for acquisitions and new branches. The FDIC also has the authority to downgrade an institution by one capital category, notwithstanding its capital ratios, if it determines that other conditions exist at the institution which make that determination appropriate. In addition, the FDIC may, through a "prompt corrective action directive", impose discretionary supervisory actions applicable to "significantly undercapitalized institutions". Such discretionary actions could involve requiring the Bank to sell capital, restricting transactions with affiliates, restricting interest rates on deposits, restricting asset growth, requiring termination or alteration of any "excessive risk" activities, requiring a new election of directors, requiring the dismissal of certain directors or senior executive officers, prohibiting the acceptance of deposits from correspondent institutions, requiring the Bank to accept an acquisition offer, requiring liquidation or divestment of a subsidiary, or requiring any other action the FDIC determines would better carry out the purposes of
Section 38 of the FDI Act. Any such prompt corrective action directive must be initiated by written notice to the Bank. The Bank has the opportunity to object to the proposed issuance of a directive, and to request a hearing and submit written and oral evidence in support of its objection. No such prompt corrective action directives have been initiated against the Bank nor is the Bank aware that any are contemplated.

  B. Safety and Soundness Standards

     FDICIA requires the promulgation of "safety and soundness" standards regarding (i) internal controls, information systems and internal audit systems;
(ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure;
(v) asset growth; and (vi) compensation, fees and benefits. The FDIC has issued regulations and guidelines pursuant to that requirement.

     The FDIC's regulations focus on the goals to be achieved by banks rather than the specific means by which they are to achieve those goals. The goals are general, although expanded upon in the guidelines, and leave to the individual bank the ability to tailor its goals to its particular circumstances. For example, the regulations require a bank to have internal controls, information systems and an internal audit system appropriate to the size of the bank and the scope and nature of its activities. Also, a bank must establish and maintain loan documentation practices that enable the bank to make informed lending decisions, assess repayment ability, ensure legal enforceability against the borrower, enable administration and monitoring of the loans, and reflect the size and complexity of different loans. Practices similar in scope are required with respect to credit underwriting. Interest rate risk is to be managed in a manner appropriate to the size of the bank and the complexity of its assets and liabilities. Asset growth should be prudent and the Bank should consider funding, risk and capital issues affected by growth.

     The regulations require safeguards to prevent compensation, fees and benefits from being excessive or leading to material financial loss. Payments are excessive when the amounts paid are unreasonable or disproportionate to the services performed, based upon an overall analysis of the total compensation to the individual, the relevant history of the individual and peer group comparisons, the Bank's financial condition, projected costs and benefits, any connection between the individual and wrongdoing with regard to the Bank, and any other factors the FDIC may deem relevant. The FDIC also proposed, but has not yet adopted, regulations concerning asset quality and earnings.

  C. Additional Restrictions

     The FDI Act contains a number of other provisions which could potentially impact the future operations of the Bank. Section 24 of the FDI Act, as amended by FDICIA, generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under the regulations which implement this provision, except for certain "grandfathered" equity investment powers, an insured state bank generally may not, directly or indirectly, acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank, which would include most equity security investments. In order to acquire or retain any restricted equity investment, the Bank was required to file a one-time notice with the FDIC which sets forth the Bank's intention to acquire or retain such investment. The Bank filed a notice with the FDIC on June 21, 1993. The Bank's notice was approved on July 15, 1993 by the FDIC. As of December 31, 1995, the Bank held $3,000 of restricted equity investments. Although the Bank has a limited amount of equity investments, these restrictions may limit investment opportunities in the future. However, the Company does not anticipate that such restrictions will have a material adverse impact on its operations.

     The FDIC has also issued regulations which require an insured state bank to obtain FDIC approval before engaging "as principal" in any activity that is not permissible for a national bank. The FDI Act also places restrictions on the acceptance of brokered deposits. Unless an institution is adequately capitalized, it will not be able to obtain FDIC approval to accept brokered deposits. There are also restrictions on the interest rate that an institution can pay on brokered deposits if that institution is not well capitalized and is accepting deposits pursuant to FDIC approval. The FDIC has adopted regulations to carry out the provisions relating to brokered deposits. The Company has replaced all of its brokered deposits and does not anticipate the need for brokered deposits in the foreseeable future. Accordingly, the Company does not believe that the brokered deposit restrictions have had or will have a material adverse impact on the Company or the Bank.

     The Community Reinvestment Act of 1977 ("CRA") was enacted to encourage every financial institution to help meet the credit needs of its entire community, including low and moderate-income neighborhoods, consistent with the institution's safe and sound operation. Under CRA, state and federal regulators are required, when examining financial institutions and when considering applications for approval of certain mergers, acquisitions or other transactions, to take into account the institution's record in helping to meet the credit needs of its entire community, including low and moderate-income neighborhoods. The Board has the power to disapprove proposed merger or acquisition transactions involving banking organizations that are deemed by the Board to have unsatisfactory examination records of CRA compliance. Following its most recent CRA examination as of March 1995, the Bank received a "Satisfactory" rating regarding its compliance with CRA.

COMPETITION

     The banking industry in Connecticut is highly competitive. The Bank faces strong competition in attracting deposits and in making loans. Its most direct competition for deposits comes from other commercial banks, thrift institutions, credit unions and issuers of commercial paper and other securities, such as shares in money market funds. Interest rates, convenience of office locations and marketing are all significant factors in the Bank's competition for deposits.

     Competition for loans comes from other commercial banks, thrift institutions, insurance companies, consumer finance companies, credit unions and other institutional lenders. The Bank competes for loan originations through the interest rates and loan fees it charges and the efficiency and quality of services it provides. Competition is affected by the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable.

     It is expected that competition will become more intense in the future due to changes in State and Federal laws and regulations and the entry of additional bank and non-bank competitors. Connecticut laws have gradually expanded the powers of state-chartered thrift institutions and these institutions have virtually the same powers as commercial banks. In addition, Connecticut law now effectively provides for full interstate banking. Under this legislation, subject to the approval of the Connecticut Banking Commissioner after consideration of specified factors, business combinations are permitted among commercial banks, bank holding companies and thrift institutions located in Connecticut and other states with reciprocal interstate banking laws. Such out-of-state institutions may also form their own banks in Connecticut. Several acquisitions involving Connecticut banks and bank holding companies and non-Connecticut financial institutions have occurred under Connecticut's interstate banking law, further increasing competition in the state. Recent federal legislation permits a bank holding company that is adequately capitalized to acquire control of, or acquire all or substantially all of the assets of, a bank located in another state without regard to whether the acquisition is prohibited by the laws of the state in which the bank is located. The same legislation permits interstate mergers of banks after June 1, 1997, or sooner in any state that passes legislation specifically permitting such mergers to take place sooner. The establishment of "de novo" branches by an out-of-state bank is permitted in any state that adopts legislation to permit such interstate branching. Legislation has been adopted in Connecticut which currently permits interstate mergers and de novo interstate branching in Connecticut. The Company cannot predict the long-range effect of this new legislation on the Company's operations at this time.

     Connecticut law allows statewide branching, which, while advantageous to the Bank's branch planning, also allows increased branch activity by other financial institutions.

     It has become increasingly common for state and federal chartered banks to be authorized to conduct non-traditional activities from their offices either directly, through a third party, or through a subsidiary. Currently, a third party provider offers insurance and non-deposit investment products (e.g. mutual fund shares and other stocks) from locations on the Bank's premises. While the third party is subject to the supervision of securities regulators, the Bank's activities in this area are also subject to the supervision of the FDIC and the State Banking Department. On February 15, 1994, the federal bank regulators issued an interagency statement on sales of non-deposit investment products by depository institutions. The policy statement sets forth procedures that depository institutions must follow to lessen risks to the institution of liability under applicable anti-fraud provisions of the securities laws. The State Banking Department has issued similar guidance.

     Certain legislative and regulatory proposals that could affect the Company and the banking business in general are pending, or may be introduced, before the United States Congress, the Connecticut General Assembly, and various governmental agencies. These proposals include measures that may further alter the structure, regulation, and competitive relationship of financial institutions and that may subject the Company and the Bank to increased regulation, disclosure, and reporting requirements. In addition, the various banking regulatory agencies frequently propose rules and regulations to implement and enforce existing legislation. It cannot be predicted whether or in what form any legislation or regulations will be enacted or the extent to which the business of the Company will be affected thereby.

     The New Haven area banking market has undergone significant changes in recent years. Three institutions which had been headquartered in the City of New Haven have failed and their deposits and certain assets were assumed by financial institutions headquartered in Waterbury, Connecticut. In addition, there have been other bank failures as well as mergers by other institutions which have banking offices in the Bank's market area. The recent merger of two large regional banks, whose corporate headquarters will be located outside of the State of Connecticut, has created a much larger institution with greater financial resources. The banking landscape in New Haven now consists of several financial institutions whose headquarters are located out of the State of Connecticut. Although these changes have resulted in generally increased competition from larger institutions with greater financial resources than the Bank, the Bank believes that the loss of locally-based competitors provides certain marketing opportunities. Currently the Bank is only one of two financial institutions headquartered in New Haven. The Bank stresses its local identity and community orientation in developing and marketing its products and services. In addition, the Bank focuses on small- to medium-sized commercial customers, where its emphasis on personal, responsive and efficient services is particularly appropriate. The Bank supplements this market focus by emphasizing that it has the capacity and willingness to understand these customers' financial needs and objectives. The Bank believes this particular segment of the market is underserved currently. The Bank's market strategy includes expanding this focus to its retail banking efforts both within its current branch network and adjacent communities.

EXECUTIVE OFFICERS OF THE COMPANY

     Officers are elected to hold office until their respective successors are duly elected or until their earlier resignation or removal. There is no family relationship between any executive officer or director of the Company.

         F. PATRICK MCFADDEN, JR., 58, has served as President and Chief Executive Officer of the Company and the Bank since August 1989, and has served on the Board of Directors of the Company and the Bank since August 1989. Mr. McFadden was Chairman and Chief Executive Officer of New Haven Merchants' Bank ("Merchants"), which merged with the Bank in August 1989, from May 1987 to August 1989.

         THOMAS J. CAHILL, JR., 61, Executive Vice President of the Bank since August 1989, has served on the Board of Directors of the Bank since August 1989, and was Executive Vice President of Merchants from January 1989 to August 1989.

         JOHN F. TRENTACOSTA, CPA, 43, Executive Vice President of the Company and the Bank since December 1993, has been Chief Financial Officer ("CFO") of the Company since April 1988, Secretary of the Company from 1989 through 1994, Senior Vice President and CFO of the Bank since December 1988, and has served on the Board of Directors of the Bank since December 1988.

         LORRAINE K. YOUNG, 60, Executive Vice President of the Bank since December 1987, has served on the Board of Directors of the Bank since December 1988, and was Senior Vice President of the Bank from 1984.

         RICHARD R. BARREDO, 45, has served as Senior Vice President of the Bank since December 1989 and was Vice President of the Bank since August 1989 and Vice President of Merchants from September 1988 to August 1989.

         MARK A. CANDIDO, 49, has served as Senior Vice President of the Bank since December 1989 and was Vice President of the Bank since August 1989 and Vice President of Merchants from 1987 to 1989.

SUPPLEMENTARY INFORMATION

     The following supplementary information, some of which is required under the Securities and Exchange Commission's Guide 3 (Statistical Disclosure by Bank Holding Companies), is found in this report on the pages indicated below, and should be read in conjunction with the related consolidated financial statements and notes thereto.

 Return on Equity and Assets ............................................  11
 Average Balance Sheets .................................................  14
 Summary of Average Earning Assets and Paying Liabilities ...............  15
 Rate-Volume Analysis ...................................................  16
 Maturities and Weighted Average Yields of Investments ..................  17
 Types of Investments ...................................................  18
 Maturity Distribution of Time Deposits of $100,000 or more .............  19
 Types of Loans .........................................................  19
 Risk Elements in Loan Portfolio ........................................  19
 Summary of Loan Loss Experience ........................................  24
 Allocation of the Allowance for Loan Losses ............................  25
 Maturities and Sensitivities of Loans to Change In Interest Rates ......  30

ITEM 2. PROPERTIES

     The table below sets forth information concerning leases or ownership for the Company's banking locations as of December 31, 1995.


                                                                                                      Lease
                                                           Year          Square         Owned/     Expiration
Offices                                                   Opened          Feet          Leased        Date
-------                                                   ------         ------         ------     -----------
Main Offices:
209 Church Street
New Haven, CT ........................................      1979         10,000        Leased(1)      1999(2)

Branch and Operations Offices:
Whalley Norton Office
New Haven, CT ........................................      1980          2,000        Leased         1997

Annex Office
New Haven, CT ........................................      1982          2,600        Leased         2006(3)

Orange Office
Orange, CT ...........................................      1984          2,600        Leased         1998(4)

Milford Office
Milford, CT ..........................................      1986          2,200        Leased         1996(5)

Hamden Office
Hamden, CT ...........................................      1988          3,950         Owned

Woodbridge Office                                                                       Owned/
Woodbridge, CT .......................................      1989          4,200        Leased         2021(6)

Operations Center
273 Indian River Rd
Orange, CT ...........................................      1988         17,200        Leased         1997(7)

North Haven Office                                                                      Owned/
North Haven, CT ......................................      1990          1,200        Leased         1997(6)


------------
(1) On February 20, 1985, the Bank purchased a 25% interest in a partnership which owns the Main Office building for a purchase price of $200,000.

(2) Renewable to 2009. Subject to the Lessor's right to sell and the Bank's right of first refusal to buy the building during the renewal period.

(3)  Renewable to 2016.

(4)  Renewable to 2003.

(5)  Renewable to 2011.

(6)  The Company owns the building and leases the land.

(7)  Renewable to 2009.

     As of December 31, 1995, the Company provided traditional services from each of its banking locations. All offices are free-standing buildings located in commercial and retail business areas, and each has a drive-in teller and parking facilities for customers. The majority of the Company's support and data processing operations are located in its Operations Center in Orange, Connecticut. The Bank purchased a 50% ownership interest in the Chapel Street facility on September 30, 1991 for $900,000. This transaction will reduce the Bank's annual lease payments to $123,300 until the lease expires on January 31, 2002. Automated teller machines are located at the Annex, Woodbridge, North Haven, Orange and Milford offices, Tweed-New Haven Airport, and Southern Connecticut State University.

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than routine litigation incidental to its business, to which the Bank or the Company is a party or to which any of their property is the subject. For a description of the Memorandum, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory Matters".

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

COMMON STOCK PRICE RANGE AND DIVIDENDS PAID

     The Company's common stock is traded on the National Market tier of The Nasdaq Stock Market under the symbol "BNHB". The table below presents high and low sales prices for the Company's common stock on the Nasdaq National Market tier of The Nasdaq Stock Market for 1995 and 1994.

                            1995 Price                   1994 Price
                         ---------------              ---------------
                         High        Low              High        Low
                         ----        ---              ----        ---
First Quarter ........  $1.50       $ .88            $2.13       $1.38
Second Quarter .......   1.63        1.25             1.75        1.25
Third Quarter ........   2.00        1.25             1.50        1.00
Fourth Quarter .......   2.00        1.75             1.50         .81

     See Note 11 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources", for a description of restrictions on the Company's ability to pay dividends. There were no dividends paid in 1995 or 1994. At February 28, 1996, the Company has approximately 2,000 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA


                                                                       Year Ended December 31,
                                                        -----------------------------------------------------
                                                          1995       1994       1993       1992        1991
                                                        -------    -------     -------    -------     -------
                                                                (In Thousands Except Per Share Data)

  FOR THE YEAR
   Interest income ..................................   $22,649     $20,693    $19,805     $22,742     $28,346
   Interest expense .................................     9,785       7,595      8,186      11,061      16,784
   Net interest income ..............................    12,864      13,098     11,619      11,681      11,562
   Provision for loan losses ........................     3,663       9,199      4,890      10,601      10,320
   Other income .....................................     3,058       2,653      2,638       2,498       2,171
   Net gain (loss) on investment securities .........         5         (49)        (8)        102        (683)
   Operating expenses ...............................    11,487      12,669     12,029      14,039      15,475
   Income (loss) before income taxes ................       777      (6,166)    (2,670)    (10,359)    (12,745)
   Provision (benefit) for income taxes .............    (1,034)         22       (158)     (1,271)         29
   Net income (loss) ................................     1,811      (6,188)    (2,512)     (9,088)    (12,774)
   Per common share data:
     Net income (loss) ..............................      0.12       (0.42)     (0.29)      (2.10)      (2.97)
    Book value per share ............................      1.06        0.84       1.37        2.49        4.60
    Cash dividends declared .........................       --          --         --          --          --

  AT YEAR END
   Total assets .....................................  $298,911    $299,175   $287,616    $290,622    $312,317
   Loans ............................................   204,495     206,986    198,950     206,249     248,820
   Deposits .........................................   276,764     277,716    264,606     273,119     282,793
   Shareholders' equity .............................    15,593      12,356     20,206      10,739      19,784

  SIGNIFICANT STATISTICAL DATA
   Return on average assets .........................      0.61%      (2.13%)    (0.88%)     (3.04%)     (3.96%)
   Return on average equity .........................     13.02%     (37.78%)   (17.66%)    (59.02%)    (45.27%)
   Average equity to average assets .................      4.70%       5.65%      5.00%       5.15%       8.74%
   Average loans to average deposits ................     75.43%      78.44%     75.06%      82.41%      91.21%
   Net interest spread ..............................      3.94%       4.26%      3.95%       3.85%       3.24%
   Net interest margin ..............................      4.62%       4.82%      4.42%       4.29%       4.02%
   Efficiency ratio(1) ..............................     72.12%      80.42%     84.37%      99.01%     111.39%
   Shareholders' equity to total assets .............      5.22%       4.13%      7.03%       3.70%       6.33%
   Tier 1 leverage capital ratio ....................      5.29%       4.68%      7.01%       3.74%       6.26%
   Total risk-based capital ratio ...................      9.37%       8.09%     11.04%       6.34%       8.80%
   Ratio of nonaccrual loans to total loans .........      2.92%       3.40%      4.42%       4.51%       6.58%
   Ratio of nonperforming assets to total assets ....      2.20%       2.97%      5.14%       6.19%       9.03%
   Ratio of nonaccrual loans, restructured loans
    and accruing loans past due 90 days or more to
    total shareholders' equity and allowance for
    loan losses .....................................     35.71%      51.34%     84.27%     123.70%     103.70%
   Ratio of nonperforming assets, restructured loans,
    accruing loans past due 90 days or more to
    total assets ....................................      2.77%       3.91%     10.79%      12.06%      13.26%
   Ratio of net charge-offs to average loans ........      2.24%       5.70%      3.02%       3.86%       3.09%
   Ratio of allowance for loan losses to nonaccrual
    loans, restructured loans and accruing loans
    past due 90 days or more ........................     76.80%      69.32%     37.94%      40.10%      29.50%
   Weighted average number of shares
    outstanding .....................................    14,726      14,726      8,797       4,319       4,304


-------------
(1) The efficiency ratio is the ratio of other non-interest expense to tax-equivalent net interest income plus other income after adjustment to exclude net gains (losses) on sales of investments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following section presents management's discussion and analysis of the financial condition and results of operations of the Company and its subsidiaries for the last three fiscal years. It should be read in conjunction with the Consolidated Financial Statements and related Notes found later in this document. When necessary, reclassifications have been made to prior years' data throughout the following discussion and analysis for purposes of comparability with 1995 data.

SUMMARY

     Net income for 1995 was $1,811,000, as compared to a net loss of $6,188,000 for 1994 and a net loss of $2,512,000 in 1993. Net income per share was $.12 in 1995, compared to a net loss per share of $.42 and $.29 in 1994 and 1993, respectively. The financial condition of the Company has improved in 1995 and consequently the Company reported net income in this year after having reported significant losses for each year since 1990 due to significant loan loss provisions and other real estate owned ("OREO") expenses resulting from high levels of problem assets. The Connecticut economy from 1990 to 1993 experienced recessionary conditions which negatively affected local real estate values. Since many of the Company's loans were in part collateralized by real estate, the decline in real estate values eroded the Company's collateral and resulted in loans being charged-off, placed on nonaccrual status or foreclosed. During 1994 and 1995, the Company made significant progress in reducing its exposure to such problem assets substantially through a bulk loan sale in 1994, ongoing workout efforts and loan charge-offs. The ratio of nonaccrual loans, OREO, restructured loans and loans past due 90 days or more to total assets declined from 10.8% as of December 31, 1993 to 3.9% as of December 31, 1994 and 2.8% as of December 31, 1995.

     The Company's major source of revenue, net interest income, declined moderately by 1.8% during 1995 to $12,864,000. Net interest income was $13,098,000 in 1994 and $11,619,000 in 1993. The decline in net interest income for the twelve month period ending December 31, 1995 is primarily related to an increase in the Company's overall funding cost, particularly the rate that the Company paid for its time deposits. During 1994, the Company paid an average of 4.32% for total time deposits as compared to 5.43% for 1995. Consequently, the Company's net interest margin declined 24 basis points from 4.82% in 1994 to 4.62% in 1995. Although the Company's loan loss provision, necessitated by the evaluation of the quality of the loan portfolio and net charge-offs of $4,597,000 in 1995, $11,869,000 in 1994 and $5,967,000 in 1993, resulted in significant net losses during 1994 and 1993, asset quality has improved in 1995 and the level of loan loss provisions has declined. The provision for loan losses was $3,663,000 in 1995, $9,199,000 in 1994 and $4,890,000 in 1993.

     The Company's operating expenses decreased 9% from 1994 to 1995 after having increased 5% from 1993 to 1994. The decrease in operating expense in 1995 is primarily related to the reduction in costs associated with maintaining and disposing of the Company's OREO properties which declined from $1,787,000 in 1993 to $1,397,000 in 1994 and $483,000 in 1995. In addition, the cost of the
Company's FDIC deposit insurance and other general insurances have declined as the Company's financial condition has improved. Overall insurance expense has declined from $1,112,000 in 1993 to $1,023,000 in 1994 and $793,000 in 1995. The
Company anticipates that the expenses related to problem assets as well as its insurance expense will continue to decline during 1996, although not to the extent experienced in prior years.

     In order to reduce balance sheet risk, maintain adequate liquidity levels and improve its regulatory capital levels, the Company focused on containing the overall growth of total assets. Total assets were $298,911,000 as of December 31, 1995 as compared to $299,175,000 as of December 31, 1994 and $287,616,000 as
of December 31, 1993. The Company's loan portfolio remained stable with total loans of $204,495,000 as of December 31, 1995 and $206,986,000 as of December 31, 1994. Although the overall level of the loan portfolio remained relatively stable during the past two years, the composition of the portfolio has changed moderately. The percentage of commercial and commercial mortgage loans to total loans decreased from 60% as of December 31, 1994 to 56% as of December 31, 1995. These higher risk loans were replaced during 1995 with residential mortgage originations of $10,937,000. The investment portfolio, consisting primarily of U.S. government securities, was $66,598,000 and $67,955,000 as of December 31, 1995 and 1994, respectively.

     The Company recorded an income tax benefit of $1,034,000 in 1995 consisting of a $1,073,000 tax benefit from the reduction of the deferred tax asset valuation reserve, offset by a $39,050 provision for minimum federal and state taxes currently payable.

     A more detailed discussion of the Company's operating results follows.

REGULATORY MATTERS

     On September 19, 1991, the Bank voluntarily agreed to the issuance of an Order to Cease and Desist ("the Order") with the Federal Deposit Insurance Corporation ("FDIC"). The Order required the Bank to take specific action to correct certain deficiencies addressed as a result of the FDIC's examination of the Bank as of February 19, 1991. In addition to requiring the Bank to maintain a Tier 1 leverage capital ratio of 6% or more, the Order required the Bank to take a series of actions designed to improve its financial condition and operating results and to augment its capital position. These requirements and the Bank's response thereto included, but were not limited to, increasing the loan loss reserve; charging-off classified loans and improving asset quality; and addressing concerns regarding liquidity and reliance on volatile funds.

     Since 1991, both the Company and the Bank have been examined several times by each of its regulators. The Bank has always placed the highest priority in complying with the provisions of the Order and the recommendations of the examiners. However, since the Bank had experienced significant net operating losses in the years 1991 through 1993, it found that it could not comply with the capital requirements of the Order. Therefore, on February 1, 1993, the Bank submitted to the FDIC a capital restoration plan outlining the steps the Company and the Bank intended to take to achieve adequate capital levels. On July 28, 1993, the Company successfully completed its rights offering of common stock to existing shareholders and standby purchasers. The rights offering resulted in the issuance of 10,404,000 new shares of common stock at a subscription price of $1.25 per common share. Net proceeds amounted to $11,992,000 and the Company contributed that amount to the Bank in a manner qualifying as Tier 1 capital. The Bank, as of December 31, 1993, was in compliance with every provision of the Order.

     During the second quarter of 1994, the Company incurred a net loss of $6,500,000 which reduced both the Bank's and the Company's Tier 1 leverage capital ratios below the Order's minimum Tier 1 leverage requirement of 6%. This quarterly net loss was primarily related to an $18,000,000 bulk loan sale of problem assets. Although the loan sale resulted in the Bank and the Company not complying with the capital requirements of the Order, management believes that the bulk sale of problem assets significantly improved the quality of the Company's loan portfolio. Consequently, the Bank, as required by the Order, filed a capital restoration plan with the FDIC during the third quarter of 1994. The plan was accepted by the FDIC and called for restoration of the Bank's capital ratios through future earnings. As of December 31, 1994, the Company and the Bank were adequately capitalized as defined by normal regulatory standards and management believed it was in compliance with every provision of the Order except that its Tier 1 leverage capital ratio of 4.7% fell short of the requirement.

     On May 16, 1995, the FDIC, after completion of a joint examination of the Bank with the Connecticut Banking Department, based on the Bank's improved overall financial condition, removed the Order and issued the Memorandum, which the Bank voluntarily agreed to enter into. The Memorandum requires, among other things, that the Bank achieve certain Tier 1 leverage and total risk-based capital requirements. The Bank must have a Tier 1 leverage capital ratio of at least 5% by June 30, 1996 and 6% by June 30, 1997. Also the Bank must maintain a total risk-based capital ratio of at least 8% throughout the existence of the Memorandum. As of December 31, 1995, both the Company's and the Bank's Tier 1 leverage ratios were 5.3%. In addition, both the Bank's and the Company's total risk-based capital ratios were 9.4% as of December 31, 1995. The Memorandum also required the Bank to charge-off certain loans and develop and implement a written problem loan reduction program to continue to reduce its level of problem loans. In addition, the Memorandum prohibits the payment of dividends without prior FDIC consent and requires the Bank to review, monitor and update certain loan and liquidity policies. As of December 31, 1995, the Bank was in compliance with every provision of the Memorandum.

NET INTEREST INCOME

     Net interest income, which is the major source of income for the Company, is the difference between the interest earned on loans and other investments and the interest paid on deposits and other sources of funds.

     Net interest income decreased $234,000, or 2%, to $12,864,000 in 1995 from $13,098,000 in 1994. This compares to an increase of $1,479,000, or 13%, from $11,619,000 in 1993 to $13,098,000 in 1994. The decrease in net interest income during 1995 is primarily attributed to a slightly greater reliance on time deposits for funding in 1995 and the higher cost associated with funding these deposits as compared to 1994. The percentage of average time deposits to total deposits and other borrowings increased from 42% in 1994 to 45% in 1995. The average rate paid on time deposits increased 111 basis points from 4.32% in 1994 to 5.43% in 1995. Conversely, the average level of core deposits which consist of money market, NOW, and savings accounts ("Core Deposits"), a lower costing source of funds, as a percent of total average deposits and other borrowings declined from 55% in 1994 to 52% in 1995. The increase in net interest income during 1994 can in part be attributed to an increase in average earning assets of $8,800,000, or 3.4%, a reduction of 24 basis points on interest rates paid on deposits and other borrowings and a decrease in interest income foregone relating to nonperforming assets. Net interest margin decreased 24 basis points from 4.82% in 1994 to 4.62% in 1995, and increased 40 basis points, from 4.42% in 1993 to 4.82% in 1994.

     Although national economic conditions have improved, the condition of the Connecticut economy continues to lag behind national trends. Accordingly, if local economic conditions continue to struggle, the competition for quality lending opportunities and for core and time deposits will be strong. Therefore, the Company believes that any improvement in its net interest margin during 1996 will be difficult to achieve.

AVERAGE BALANCE SHEETS:

     The following table shows the Company's average balance of assets, liabilities and shareholders' equity by major categories.


                                                     1995                      1994                       1993
                                            ---------------------      ---------------------     ------------------------
                                                               (dollars in thousands)
                                                           % Of                       % Of                          % Of
  ASSETS:                                    $ Amount      Total       $ Amount       Total      $ Amount           Total
                                            ----------     ------       --------     -------     --------          -------

  Cash and due from banks ...............   $ 16,084        5.43%      $ 16,223         5.59%     $ 15,965          5.62%
  Investment securities:
    Held to maturity, at amortized cost .     34,554       11.68         36,167        12.47        57,405         20.20
    Available for sale, at fair value ...     33,118       11.19         25,625         8.84             0          0.00
                                            --------      ------       --------       ------      --------        ------
  Total investment securities ...........     67,672       22.87         61,792        21.35        57,405         20.20
  Federal funds sold ....................      5,684        1.92          1,234         0.38         7,692          2.71
  Total loans ...........................    205,249       69.35        208,105        71.75       197,902         69.63
  Less allowance for loan losses ........     (6,896)      (2.33)        (8,251)       (2.84)       (9,819)        (3.45)
                                            --------      ------       --------       ------      --------        ------
  Loans-net .............................    198,353       67.02        199,854        68.91       188,083         66.18
                                            --------      ------       --------       ------      --------        ------
  Other real estate owned ...............      1,349        0.46          4,015         1.38         7,344          2.58
  Other assets ..........................      6,811        2.30          6,904         2.38         7,718          2.71
                                            --------      ------       --------       ------      --------        ------
    Total Assets ........................   $295,953      100.00%      $290,022       100.00%     $284,207        100.00%
                                            ========      ======       ========       ======      ========        ======
  LIABILITIES AND
  SHAREHOLDERS' EQUITY:

  DEPOSITS:
    Demand deposits .....................   $ 47,974       16.21%      $ 46,290        15.96%     $ 41,032         14.44%
    NOW accounts ........................     38,649       13.06         41,048        14.15        43,990         15.48
    Money market accounts ...............     27,870        9.42         27,955         9.64        33,783         11.89
    Savings deposits ....................     31,573       10.67         34,512        11.90        28,287          9.95
    Time deposits under $100,000 ........    111,485       37.67        105,067        36.23       106,562         37.49
    Time deposit of $100,000 or more ....     14,565        4.92         10,444         3.60        10,012          3.52
                                            --------      ------       --------       ------      --------        ------
     Total deposits .....................    272,116       91.95        265,316        91.48       263,666         92.77
  Other borrowings ......................      9,317        3.15          7,362         2.54         5,204          1.83
  Other liabilities .....................        609        0.22            964         0.34         1,116          0.40
                                            --------      ------       --------       ------      --------        ------
  Total liabilities .....................    282,042       95.30        273,642        94.35       269,986         95.00
  Shareholders' equity ..................     13,911        4.70         16,380         5.65        14,221          5.00
                                            --------      ------       --------       ------      --------        ------
     Total Liabilities and Shareholders'
       Equity ...........................   $295,953      100.00%      $290,022       100.00%     $284,207        100.00%
                                            ========      ======       ========       ======      ========        ======

SUMMARY OF AVERAGE EARNING ASSETS AND PAYING LIABILITIES

         The following table shows the average amount of the Company's interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin. Current period accrued interest income on loans placed on nonaccrual status, which has not been collected, is reversed from current period interest income.



                                                                       Year Ended December 31,
                                          -----------------------------------------------------------------------------------------
                                                        1995                         1994                         1993
                                          -----------------------------   ----------------------------  ----------------------------
                                          Average               Average   Average             Average   Average            Average
                                          Balance   Interest  Yield/Rate  Balance  Interest  Yield/Rate Balance  Interest Yield/Rate
                                          -------   --------  ----------  -------  --------  ---------- -------- -------- ----------
                                                                    (dollars in thousands)

Earning Assets
Investment Securities:
 Held to maturity, amortized cost .....  $ 34,554    $ 1,842    5.33%    $ 36,167    $ 1,896   5.24%   $ 57,405  $ 3,219    5.61%
 Available for sale (1) ...............    33,118      2,045    6.17%      26,310      1,464   5.56%
Federal funds sold ....................     5,684        330    5.81%       1,234         46   3.73%      7,692      229    2.98%
Loans (2) .............................   205,249     18,432    8.98%     208,105     17,287   8.31%    197,902   16,357    8.27%
                                         --------    -------    ----     --------    -------   ----    --------  -------    ----
Total average earning assets (3) ......  $278,605    $22,649    8.13%    $271,816    $20,693   7.61%   $262,999  $19,805    7.53%
                                         --------    -------    ----     --------    -------   ----    --------  -------    ----
Interest Bearing Liabilities
Deposits:

 NOW accounts .........................  $ 38,649    $   636    1.65%    $ 41,048    $   727   1.77%   $ 43,990  $ 1,037    2.36%
 Money market accounts ................    27,870        886    3.18%      27,955        628   2.25%     33,783      950    2.81%
 Savings deposits .....................    31,573        845    2.68%      34,512        879   2.55%     28,287      789    2.79%
 Time deposits under $100,000 .........   111,485      6,072    5.45%     105,067      4,579   4.36%    106,562    4,759    4.47%
 Time deposits over $100,000 ..........    14,565        773    5.31%      10,444        416   3.98%     10,012      423    4.22%
                                         --------    -------    ----     --------    -------   ----    --------  -------    ----
Total interest bearing deposits .......  $224,142    $ 9,212    4.11%    $219,026    $ 7,229   3.30%   $222,634  $ 7,958    3.57%
Other borrowings ......................     9,317        573    6.14%       7,362        366   4.97%      5,204      228    4.38%
                                         --------    -------    ----     --------    -------   ----    --------  -------    ----
Total interest bearing deposits
 and other borrowings .................  $233,459    $ 9,785    4.19%    $226,368    $ 7,595   3.35%   $227,838  $ 8,186    3.59%
                                         --------    -------    ----     --------    -------   ----    --------  -------    ----
Net interest income ...................              $12,864                         $13,098                     $11,619
                                                     =======                         =======                     =======
Interest rate spread(3) ...............                         3.94%                          4.26%                        3.94%
Net interest margin(3) ................                         4.62%                          4.82%                        4.42%


--------------
(1) The average balance and related weighted average yield calculations are based on average historical amortized cost for the period presented.

(2) The average balance includes average nonaccrual loans of $7,499,364, $8,368,575, and $8,811,318, for the years ended December 31, 1995, 1994, and 1993, respectively.

(3) Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities (which do not include non-interest bearing demand accounts), and net interest margin represents net interest income as a percentage of average interest-earning assets, including the average daily amount of non-performing loans.

RATE-VOLUME ANALYSIS

     The following table reflects the changes in net interest income resulting from changes in interest rates and from asset and liability volume. The change in interest attributable to both rate and volume has been allocated proportionately based on the relative changes in the volume and rate components.



                                                              Year Ended December 31,
                                     ------------------------------------------------------------------------
                                                1995 vs 1994                          1994 vs 1993
                                               Changes Due To                        Changes Due To
                                     ----------------------------------  ------------------------------------
                                     Increase                    Rate/   Increase                       Rate/
                                    (Decrease) Rate    Volume   Volume  (Decrease)   Rate    Volume    Volume
                                    ---------  ----    ------   ------  ----------   ----    ------    -------
                                                              (dollars in thousands)

INCREASE (DECREASE) IN:
Interest Income
Loans .............................   $1,145  $1,394   ($ 237)    ($12)   $  930     $  83    $ 843     $  4
Investments .......................      527     229      279       19       141       (95)     253       (9)
Federal Funds .....................      284      26      166       92      (183)       58     (193)     (51)
                                      ------  ------    -----      ---    ------     -----    -----     ----
Total Earning Assets ..............    1,956   1,649      208       99       888        43      896      (56)
                                      ======  ======    =====      ===    ======     =====    =====     ====
Interest Expense
NOW ...............................      (91)   (52)      (42)       3      (310)     (258)     (69)      17
Money Market ......................      258     261       (2)      (1)     (322)     (191)    (164)      33
Savings ...........................      (34)     45      (75)      (4)       90       (69)     174      (15)
Time Deposits less than 100,000 ...    1,493   1,143      280       70      (180)     (115)     (67)       2
Time Deposits more than 100,000 ...      357     138      164       55        (7)      (24)      18       (1)
Other Borrowings ..................      206      86       96       24       138        31       94       13
                                      ------  ------    -----      ---    ------     -----    -----     ----
Total Paying Liabilities ..........    2,189   1,621      421      147      (591)     (626)     (14)      49
                                      ======  ======    =====      ===    ======     =====    =====     ====
Net Interest Income ...............   ($ 233) $   28   ($ 213)    ($48)   $1,479     $ 669    $ 910    ($105)
                                      ======  ======    =====      ===    ======     =====    =====     ====

INTEREST INCOME

     Interest income increased $1,956,000, or 9.5%, to $22,649,000 in 1995 from $20,693,000 in 1994. This compares to an increase of $888,000, or 4.5%, from $19,805,000 in 1993 to $20,693,000 in 1994. The increase in interest income during 1995 can be attributed to increased yields on the Company's loans, investments, and federal funds sold. The Wall Street Prime rate of interest increased from 8.5% as of December 31, 1994 to 9% in February 1995 before eventually returning to 8.5% at the end of 1995. Most of the Company's commercial loans are either directly tied to the Wall Street Prime rate of interest or an internal Company index whose movement closely follows movements in the Wall Street Prime. As a result of an increase in market rates, the Company's average yield on commercial loans increased 131 basis points from 8.89% in 1994 to 10.20% in 1995. The average yield on total loans increased from 8.31% in 1994 to 8.98% in 1995.

     The increase in interest income during 1994 can primarily be attributed to an increase in the average loan portfolio of 5.2% and an increase in overall interest rates during 1994. The total yield on average earning assets increased slightly from 7.53% as of December 31, 1993 to 7.61% as of December 31, 1994. Although the average loan portfolio increased $10,203,000, from $197,902,000 as of December 31, 1993 to $208,105,000 as of December 31, 1994, the growth in the Company's loan portfolio was primarily related to the residential mortgage and consumer portfolios where interest rates are generally lower than the commercial portfolio. The percentage of commercial and commercial mortgage loans to total loans declined from 73% as of December 31, 1993 to 60% as of December 31, 1994. Consequently, despite a rising interest rate environment during 1994, the average loan yield increased only 4 basis points from 8.27% to 8.31% from December 31, 1993 to December 31, 1994.

     As a result of a softer loan demand, increased loan competition and the Company's goal to reduce the risk in its balance sheet and to increase its risk-based capital ratios, more funds were directed in 1995 to the Company's investment portfolio. The average investment portfolio and federal funds sold balance increased from $63,711,000 in 1994 to $73,356,000 in 1995. In addition, the Company's average yield on total investments also increased from 5.39% in 1994 to 5.74% in 1995. The average investment portfolio and federal funds sold balance decreased slightly to $63,711,000 in 1994 from $65,097,000 in 1993. The yield on average investments and federal funds sold was 5.35% during 1994 as compared to 5.30% during 1993. Total interest income earned on the Company's total investment portfolio was $3,888,000, $3,360,000 and $3,219,000 in 1995,
1994 and 1993, respectively.

     Nonaccrual loans and OREO decreased from $14,796,000 as of December 31, 1993 to $8,895,000 as of December 31, 1994 and to $6,578,000 as of December 31,
1995. If nonaccrual loans and OREO earned interest in accordance with their original terms, the Company would have earned additional interest income of approximately $766,000 in 1995 as compared to $1,128,000 in 1994 and $1,384,000 in 1993. In addition, restructured loans totaled $1,570,000, $2,448,000 and $15,139,000 at December 31, 1995, 1994 and 1993, respectively. Interest income recorded on these loans in 1995, 1994 and 1993 was $119,000, $709,000 and $1,159,000, respectively. Interest income would have been $51,000, $268,000 and $316,000 higher during 1995, 1994 and 1993, respectively, had these loans earned interest in accordance with their original terms.

MATURITIES AND WEIGHTED AVERAGE YIELDS OF INVESTMENTS:

     The following table shows the maturities for held to maturity and available for sale investment portfolios as of December 31, 1995. As of December 31, 1995, the Company did not have any tax-exempt obligations in its investment portfolio.


                                                                       December 31, 1995
                                              ------------------------------------------------------------------
                                                      Held To Maturity                  Available For Sale
                                              -----------------------------     --------------------------------
                                                          Weighted                           Weighted
                                              Amortized    Average     Fair      Amortized    Average     Fair
                                                Cost        Yield      Value       Cost        Yield      Value
                                              ---------   --------   --------   -----------  ---------   --------
                                                                    (dollars in thousands)

  U.S. Treasury securities
   Within 1 year ...........................   $ 3,010      5.34%    $ 3,013      $ 8,957      6.08%     $ 8,986
   After 1 but within 5 years ..............    10,950      5.58%     11,024        3,024      5.96%       3,058
                                               -------      ----     -------      -------      ----      -------
    Total U.S. Treasury securities .........    13,960      5.53%     14,037       11,981      6.05%      12,044
                                               -------      ----     -------      -------      ----      -------
  U.S. Government agencies
   Within 1 year ...........................     7,499      5.19%      7,418       13,997      6.13%      13,992
                                               -------      ----     -------      -------      ----      -------
   After 1 but within 5 years ..............     1,997      5.37%      1,995        8,760      5.44%       8,669
                                               -------      ----     -------      -------      ----      -------
  Total U.S. Government agencies ...........     9,496      5.23%      9,413       22,757      5.87%      22,661
                                               -------      ----     -------      -------      ----      -------
  Other securities--bond
   Within 1 year ...........................       250      8.00%        250
   After 1 but within 5 years ..............        10      5.00%         10        1,046      5.67%       1,020
   After 5 but within 10 years .............       115      7.74%        115
   Other securities--Government Fund .......                                        2,235      5.52%       2,236
                                               -------      ----     -------      -------      ----      -------
    Total other ............................       375      7.84%        375        3,281      5.57%       3,256
                                               -------      ----     -------      -------      ----      -------
  Other securities--with no fixed maturity..                                        4,997       N/A        4,806
                                               -------      ----     -------      -------      ----      -------
    Total ..................................   $23,831      5.45%    $23,825      $43,016      5.92%     $42,767
                                               =======      ====     =======      =======      ====      =======


TYPES OF INVESTMENTS:

     The following table shows the carrying value of the Company's investment portfolio as of December 31, 1995, 1994 and 1993. As of December 31, 1995, the Company had investments in mutual funds issued by Overland Express Variable Rate Government Fund having an aggregate carrying value of $2,996,000 and an aggregate market value of $2,798,000.

                                                    Carrying Value
                                                     December 31,
                                          -------------------------------------
                                           1995          1994           1993
                                          -------      --------        ------
                                                (dollars in thousands)

Investments held to maturity:
 U.S. Treasury securities .............   $13,960       $18,976        $25,249
 U.S. Government agencies .............     9,496        12,993         22,690
 Corporate and other securities .......       375         6,830         12,130
 Mutual funds and other equities ......         0             0          6,095
                                          -------       -------        -------
  Total held to maturity ..............   $23,831       $38,799        $66,164

Investments available for sale:
 U.S. Treasury securities .............   $12,044       $12,612
 U.S. Government agencies .............    22,661        10,272
 Corporate and other securities .......     3,256         1,863
 Equity securities ....................     2,008         1,659
 Mutual funds .........................     2,798         2,750
                                          -------       -------        -------
  Total available for sale ............    42,767        29,156
                                          -------       -------        -------
  Grand Total .........................   $66,598       $67,955        $66,164
                                          =======       =======        =======

INTEREST EXPENSE

     During 1995, the Company's cost of funds, measured by its interest expense, significantly increased from $7,595,000 in 1994 to $9,785,000 in 1995. The average rate paid on the Company's interest bearing deposits and other liabilities increased 84 basis points from 3.35% in 1994 to 4.19% in 1995. The rates paid for time deposits under $100,000 had the highest negative impact on the Company's overall cost of funds. The average rate paid on time deposits under $100,000 increased from 4.36% in 1994 to 5.45% in 1995, an increase of 109 basis points. Due to the increased competition for Core Deposits and business accounts and relationships, which often generate a stable base of Core Deposits, the Company had to rely more heavily on time deposits as a source of funds. Total average time deposits increased from $115,511,000 in 1994 to $126,050,000 in 1995. Although less significant with regard to its impact on the Company's overall cost of funds, the rates paid on Core Deposits also increased due to competitive market conditions. The Company's average level of Core Deposits decreased $3,739,000 from $149,805,000 in 1994 to $146,066,000 in 1995.

     Unlike 1995, interest expense decreased to $7,595,000 in 1994 from $8,187,000 in 1993. The decline in interest expense is attributed to the lower level of average interest bearing liabilities, the stable cost of the Bank's Core Deposit base and the effects of a lower interest rate environment. Average interest bearing liabilities decreased from $227,838,000 as of December 31, 1993 and to $226,368,000 as of December 31, 1994. The Company's average interest rate on interest bearing liabilities decreased to 3.35% in 1994 from 3.59% in 1993. Average interest bearing Core Deposits as a percentage of total average interest bearing deposits and other borrowings remained stable at 46% in 1994, as compared to 47% in 1993. The stable base of lower cost Core Deposits allowed the Company to control its overall interest expense. The average rate on time deposits was 4.32% as compared to 2.16% on interest bearing Core Deposits during 1994. For 1993, these yields were 4.45% and 2.62%, respectively. The Company's average cost of funds, including non-interest bearing demand deposits, was 2.79% in 1994 as compared to 3.04% in 1993.

     The Company anticipates that the upward pressure on market interest rates for Core and time deposits during 1995 may continue in 1996 and may increase the Company's overall cost of funds during 1996.

MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE:

     The following table shows the amount outstanding of time deposits of $100,000 or more by time remaining until maturity as of December 31, 1995.

                                                      (dollars in thousands)

Time remaining until maturity:

 3 months or less .......................................    $ 5,657
 Over 3 through 6 months ................................      2,766
 Over 6 through 12 months ...............................      3,165
 Over 12 months .........................................      3,215
                                                             -------
  Total .................................................    $14,803
                                                             =======

SUMMARY OF AVERAGE INTEREST BEARING LIABILITIES AND DEMAND DEPOSITS


                                                       1995                    1994                          1993
                                           ----------------------     ---------------------       ----------------------
                                                                 (dollars in thousands)

Demand deposits ........................   $ 47,974        17.05%     $ 46,290        17.0%       $ 41,032        15.3%
NOW accounts ...........................     38,649        13.73        41,048        15.1          43,990        16.4
Money market accounts ..................     27,870         9.90        27,955        10.3          33,783        12.6
Savings deposits .......................     31,573        11.22        34,512        12.6          28,287        10.5
Time deposits under $100,000 ...........    111,485        39.61       105,067        38.5         106,562        39.6
Time deposits $100,000 or more .........     14,565         5.18        10,444         3.8          10,012         3.7
                                           --------        -----      --------       -----        --------       -----
  Total deposits .......................    272,116        96.69       265,316        97.3         263,666        98.1
Other borrowings .......................      9,317         3.31         7,362         2.7           5,204         1.9
                                           --------        -----      --------       -----        --------       -----
Average deposits and other borrowings ..   $281,433        100.0%     $272,678       100.0%       $268,870       100.0%
                                           ========        =====      ========       =====        ========       =====


PROVISION FOR LOAN LOSSES AND RISK ELEMENTS IN THE LOAN PORTFOLIO

     The provision for loan losses charged to operations reflects management's analysis of the loan portfolio and determination of an adequate allowance for loan losses to provide for probable losses in the loan portfolio. The potential for loss in the portfolio reflects the risks and uncertainties inherent in the extension of credit.

TYPES OF LOANS:

     The following table sets forth the composition of the Company's loan portfolio as of the end of the last five fiscal years.


                                                                      December 31,
                                           ------------------------------------------------------------------
                                             1995          1994           1993          1992           1991
                                           --------      -------        --------      -------         -------
                                                                 (dollars in thousands)
Loans:
 Commercial ...........................    $ 58,746      $ 67,418       $ 75,230       $ 89,024      $111,378
 Real Estate:
  Construction ........................         400             0              0          1,145         4,331
  Commercial Mortgage .................      54,518        57,097         70,212         78,381        76,095
  Residential Mortgage ................      45,399        36,605         26,625         17,418        16,956
 Consumer .............................      45,433        45,866         26,883         20,281        40,060
                                           --------      --------       --------       --------      --------
Total Loans ...........................     204,496       206,986        198,950        206,249       248,820
Allowance for loan losses .............      (5,893)       (6,827)        (9,497)       (10,574)       (8,740)
                                           --------      --------       --------       --------      --------
Net Loans .............................    $198,603      $200,159       $189,453       $195,675      $240,080
                                           ========      ========       ========       ========      ========

     The determination of the adequacy of the allowance for loan loss is based upon management's assessment of risk elements in the portfolio, factors affecting loan quality and assumptions about the economic environment in which the Company operates. The Company utilizes a loan grading system, based upon FDIC parameters, and utilizes that assessment of the overall quality of the loan portfolio in the process of determining an adequate allowance for loan loss level. This system involves an ongoing review of the commercial and real estate loan portfolios, with added emphasis on the Company's larger commercial credits and nonperforming loans. Various factors are involved in determining the loan grade, including the cash flow and financial status of the borrower, the existence and nature of collateral, and general economic conditions and their impact on the borrower's industry. These reviews are dependent upon estimates, appraisals and judgments, which can change quickly due to economic conditions and the Company's perceptions as to how these conditions affect the collateral securing its current and past due loans as well as the borrower's economic prospects. In each reporting period, the allowance for loan losses is reviewed based on the most recent loan grading data and is adjusted to the amount necessary, in the Company's judgment, to maintain adequate allowance for loan loss levels. In 1995, the Company retained an independent management consultant to review the Company's overall loan grading process and to perform individual loan reviews. The results of the evaluation generally agreed with management's assessments of the quality of its loan portfolio.

     Although the real estate market and general economic conditions in Connecticut have improved from their depressed 1991 levels, the Connecticut economy continues to underperform when compared to the national economic recovery. The Connecticut economy has had limited job creation over the past twelve months which has slowed its overall economic recovery compared to other New England states and the nation. These conditions have negatively impacted the Company's borrowers with respect to debt service and have contributed to the Company's need to charge-off certain loans and place additional loans on nonaccrual status during 1995, 1994, and 1993.

     The loan loss allowance decreased $934,000, or 14%, from $6,827,000 at December 31, 1994 to $5,893,000 at December 31, 1995 and decreased $2,670,000, or 28%, from $9,497,000 at December 31, 1993 to $6,827,000 at December 31, 1994.
However, the ratio of the allowance for loan losses to nonaccrual loans, restructured loans and accruing loans past due 90 days or more increased to 76.8% at December 31, 1995 from 69.3% at December 31, 1994 and 37.9% at December 31, 1993. The ratio of the loan loss allowance to total loans was 2.9% at December 31, 1995, as compared to 3.3% and 4.8% at December 31, 1994 and 1993, respectively.

     In 1995, the provision for loan losses was $3,663,000, as compared to $9,199,000 in 1994 and $4,890,000 in 1993. Net loan charge-offs were $4,598,000, or 2.24% of average total loans during 1995, as compared to $11,869,000, or 5.70%, in 1994 and $5,967,000, or 3.02%, in 1993. During the third quarter of 1994, the Company completed a bulk sale of problem loans consisting of performing, nonaccrual and restructured loans having a gross book value of $18,000,000. Charge-offs related to this loan sale were approximately $6,500,000. Management believes that this loan sale was necessary in order to improve the quality of its loan portfolio. The Company anticipates that the level of 1996 net loan charge-offs will not be as great as the level of charge-offs experienced by the Company in 1995.

     As of December 31, 1995, nonaccrual loans were $5,964,000 as compared with $7,043,000 as of December 31, 1994, and $8,803,000 as of December 31, 1993. As
of December 31, 1995, approximately $4,737,000 of the nonaccrual portfolio were collateralized partially by commercial or residential real estate or business assets and approximately $1,226,000 of nonaccrual loans were unsecured. The Company is actively pursuing a workout plan for the orderly disposition of these loans. The Company believes that its allowance for loan losses is adequate to absorb any potential reduction of the net carrying value in the nonaccrual portfolio. The ratio of nonaccrual loans to total loans declined from 3.40% at December 31, 1994 to 2.92% at December 31, 1995.

CHANGE IN NONACCRUAL LOANS

     The change in the Company's nonaccrual loan portfolio for the years ended December 31, 1995 and 1994, respectively, are summarized below:

                                                 Year Ended December 31,
                                                 -----------------------
                                                    1995          1994
                                                 ---------      --------
                                                 (dollars in thousands)

  Balance at beginning of year ................    $7,043         $8,803
  New nonaccrual loans ........................     6,272          7,293
  Decreases in nonaccrual loans:
   Payments ...................................     1,373          2,043
   Sales                                                           1,312
   Transfer to accruing status ................     1,034            339
   Transfer to restructured loans .............       150            339
   Transfer to OREO ...........................       452            247
   Charge-offs ................................     4,342          4,773
                                                   ------         ------
     Total ....................................    $5,964         $7,043
                                                   ======         ======

     Accruing loans past due 90 days or more have decreased to $139,000 as of December 31, 1995 from $357,000 as of December 31, 1994 and from $1,088,000 as of December 31, 1993. The Company's nonaccrual policy states that any commercial or mortgage loan attaining a 90-day past due status is placed on nonaccrual unless such loan is well secured and in the process of collection. Exceptions to placement on nonaccrual status that extend beyond 120 days must be approved by the Board of Directors' Loan Committee. Any installment or consumer loan that attains a 180-day past due status will be placed on nonaccrual regardless of collateral value or collection proceedings. Previously accrued interest income on loans placed on nonaccrual, which has not been collected, is reversed from current period interest income. Nonaccruing loans are returned to accrual status when principal and interest become current and collectibility is reasonably assured. At December 31, 1995, loans totaling $83,000 were accruing past due 120-180 days. The amount of accrued but uncollected interest associated with accruing loans past due 90 days or more was $6,000 in 1995, $7,000 in 1994 and $44,000 in 1993.

     At December 31, 1995, 1994 and 1993, the Company had restructured loans in its loan portfolio of $1,570,000, $2,448,000 and $15,139,000, respectively.
These were accounted for in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." The Company recognizes interest income on restructured loans at reduced, renegotiated rates. The Company earned an average yield of 7.56%, 6.33% and 6.80% on restructured loans in 1995, 1994 and 1993, respectively. The decline in restructured loans from 1993 to 1994 was primarily due to the Company's bulk loan sale. Troubled debt restructured loans entered into after January 1, 1995 are accounted for in accordance with Statement of Financial Accounting Standards No. 114 ("SFAS 114").

     The Company has adopted SFAS 114, "Accounting by Creditors For Impairment of a Loan", effective January 1, 1995. The new accounting standard requires that impaired loans, which are defined as loans where it is probable that a creditor will not be able to collect both the contractual interest and principal payments, be measured at the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent, when assessing the need for a loss accrual. The adoption of the standard resulted in an additional loan loss provision of $500,000 which was recorded in the first quarter of 1995. As of December 31, 1995, the Company's recorded investment in loans that are considered to be impaired under SFAS 114 was $5,590,000 of which $4,703,000 were on a nonaccrual status and $509,000 were classified as troubled debt restructured loans. The remaining $378,000 of loans classified as impaired, which are also classified as potential problem loans, have either experienced slight delinquency problems or collateral deterioration but continue to meet the contractual terms of the loan. The Company has also identified several additional potential problem loans in the amount of $2,015,000 as of December 31, 1995. Potential problem loans are defined as loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. These accruing loans have generally experienced delinquency problems during the last several quarterly periods or management believes that the borrowers potentially may avail themselves of bankruptcy protection. However, they continue to be less than 90 days delinquent as of December 31, 1995. If these credits continue to have financial difficulties, they could be classified as nonaccrual loans and become potential loan charge-offs in future quarterly periods.

IMPAIRED LOAN TABLE BY TYPE

     The following table summarizes the Company's impaired loans by type as of December 31, 1995.


                                                             Non-      Troubled  Debt   Potential        Total
  Loan Type                                                 Accrual     Restructured     Problem       Impaired
  ---------                                                 -------    --------------   ---------      --------
                                                                       (dollars in thousands)
  Commercial ..........................................     $3,479          $470           $378         $4,327
  Commercial Real Estate ..............................      1,224            39              0          1,263
  Residential .........................................          0             0              0              0
  Consumer(1) .........................................          0             0              0              0
                                                            ------          ----           ----         ------
    Total .............................................     $4,703          $509           $378         $5,590(2)
                                                            ======          ====           ====         ======


-----------------

(1) Smaller balance homogeneous loans, such as those found within the Company's consumer loan portfolio, have been collectively evaluated and are not considered impaired.

(2) Impaired loans of $3,038,000 and $2,552,000 were evaluated based on collateral and discounted cash flows, respectively.

     The following table sets forth information on nonaccrual, restructured and past due ninety days or more (other than nonaccrual) loans and OREO as of December 31, 1995, 1994, 1993, 1992, and 1991 determined in accordance with the Company's policy in effect for the respective years. Interest income was not recognized on nonaccrual loans for the years ending December 31, 1995, 1994 and 1993. If such loans had been accruing the entire year under their original terms, approximately $649,000 of interest income would have been earned during 1995. At December 31, 1995, the Company had restructured loans in its loan portfolio of $1,570,000. The amount of interest income on such restructured loans included in net income during 1995 was $119,000. If such loans had been accruing the entire year under their original terms, approximately $51,000 of additional interest income would have been earned during 1995.

        NONACCRUAL LOANS, OTHER REAL ESTATE OWNED, RESTRUCTURED LOANS AND
                         LOANS PAST DUE 90 DAYS OR MORE
                                 (IN THOUSANDS)


                                                                            December 31,
                                                       ------------------------------------------------------
                                                         1995        1994        1993       1992        1991
                                                       -------      ------      ------     ------      -------

  Nonaccrual loans:
   Commercial ......................................    $1,806      $3,712    $ 4,007     $ 5,647     $ 9,901
  Real Estate:
   Construction ....................................         0           0          0           0         344
   Commercial ......................................     3,628       3,129      4,578       3,533       4,878
   Residential .....................................       292         190        219           0         509
  Consumer .........................................       238          12          0         116         736
                                                        ------      ------    -------     -------     -------
  Total nonaccrual loans ...........................     5,964       7,043      8,804       9,296      16,368
  Other real estate owned ..........................       614       1,852      5,993       8,687      11,832
                                                        ------      ------    -------     -------     -------
  Total nonperforming assets .......................    $6,578      $8,895    $14,797     $17,983     $28,200
                                                        ======      ======    =======     =======     =======
  Restructured loans ...............................    $1,570      $2,448    $15,139     $15,280     $11,510
  Accruing loans past due 90 days or more ..........    $  139      $  357    $ 1,088     $ 1,783     $ 1,710
  Allowance for loan losses ........................    $5,893      $6,827    $ 9,497     $10,575     $ 8,740
  Ratio of nonperforming assets to total assets ....       2.2%        3.0%       5.1%        6.2%        9.0%
  Ratio of nonperforming assets, restructured
   loans and accruing loans past due 90 days
   or more to total assets .........................       2.8%        3.9%      10.8%       12.1%       13.3%
  Ratio of nonperforming assets to total loans
   and OREO ........................................       3.2%        4.3%       7.2%        8.4%       10.9%
  Ratio of nonperforming assets, restructured
   loans, and accruing loans past due 90
   days or more to total loans and OREO ............       4.0%        5.6%      15.2%       16.3%       15.9%
  Ratio of allowance for loan losses to
   nonaccrual loans, restructured loans, and
   loans past due 90 days or more ..................      76.8%       69.3%      37.9%       40.1%       29.5%
  Ratio of nonaccrual loans, restructured loans,
   and loans accruing past due 90 days or
   more to shareholders' equity and allowance
   or loan losses ...................................     35.7%       51.3%      84.3%      123.7%      103.7%


     During the mid-1980's, the Bank, like a number of other Connecticut institutions, grew rapidly by accumulating deposits and aggressively lending into a healthy economy. The emphasis on lending did not include, however, a similar commitment to loan underwriting policies, documentation and credit administration. These lending practices, coupled with the subsequent dramatic downturn in the local economy beginning in the late 1980's led to an excessive level of nonperforming loans and the need to make successive, substantial provisions to the allowance for loan losses.

     In late 1989 and continuing into 1990, a substantially new management team made a thorough analysis of the then current procedures, policies and resources relating to the Bank's lending, credit standards, documentation and risk assessment, and determined that all of these areas required significant improvement. This process was accelerated in 1991 as a result of the Order.

     Throughout this time period, the Company's management responded to the changing economic situation. For example, during 1991 and 1992, aggregate loans charged off were $9.2 million and $8.2 million, respectively, which amounts were greater than the balances of the allowance for loan losses at the beginning of each of those years. Significantly declining real estate values in the Company's market area during these periods, among other things, caused the financial deterioration of borrowers whose businesses are linked to the real estate market and led to deterioration in real estate collateral values that caused additional unanticipated charge-offs. This deterioration continued for a longer period than originally anticipated. Unforeseen bankruptcies of certain borrowers due primarily to the impact of the worsening economy additionally contributed to the significant charge-offs.

     During 1994, the Company made significant progress in reducing its exposure to such problem assets substantially through a bulk loan sale, ongoing workout efforts and loan chargeoffs. Continued progress was made in 1995 in improving the Company's overall asset quality. Therefore, the ratio of nonperforming assets, restructured loans and accruing loans past due 90 days or more to total assets decreased to 2.8% at December 31, 1995 from 3.9% at December 31, 1994 and 10.8% at December 31, 1993.

     The Company has not made loans to borrowers outside the United States. At December 31, 1995, there were no concentrations exceeding 10% of total loans. A concentration is defined as amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly affected by changes in economic or other conditions. Although the Company makes loans on an unsecured basis, it should be noted that the Company prefers not to lend to even its most creditworthy borrowers on an unsecured basis. Accordingly, the Company accepts residential and commercial real estate as collateral for a commercial loan. The source of collateral does not always correlate with the borrower's use of the loan proceeds. To this extent, serious declines in real estate values in the Company's market area would negatively affect the collateral securing its commercial and real estate loans but not necessarily impact the borrower's ability to meet the terms of the loan.

SUMMARY OF LOAN LOSS EXPERIENCE:

     For the periods indicated, the following table summarizes changes in the allowance for loan losses as a result of loans charged off and recoveries on loans previously charged off, and additions to the allowance for loan losses which have been expensed.



                                                                            December 31,
                                                       ------------------------------------------------------
                                                         1995        1994        1993       1992        1991
                                                       -------      ------      ------     ------      -------
                                                                      (Dollars In Thousands)
  BALANCES:
  Loans
   (Net of unearned discount)
  Average ........................................    $205,249    $208,105   $197,902    $226,882    $260,758
  End of Period ..................................     204,496     206,986    198,950     206,249     248,820
  ALLOWANCE FOR LOAN LOSSES:
  Balance, January 1 .............................    $  6,827    $  9,497   $ 10,575    $  8,740    $  6,491
  Loans charged off:
   Commercial ....................................       4,200       5,564      4,567       8,345       5,382
   Real Estate:
    Construction .................................           0           0          0          70         113
    Commercial mortgage ..........................         229       6,165      1,341          95       1,989
    Residential mortgage .........................          90         574         93          49          35
   Consumer ......................................         367         187        301         605         691
                                                       -------     -------   --------    --------    --------
     Total .......................................       4,886      12,490      6,302       9,164       8,210
                                                       -------     -------   --------    --------    --------
  Loan recoveries:
   Commercial ....................................         192         334        175         263          72
   Real Estate:
    Construction .................................           0           0          0           0           0
    Commercial mortgage ..........................           3         173         46          36           0
    Residential mortgage .........................           5          24          7          13           0
   Consumer ......................................          89          90        107          86          68
                                                       -------     -------   --------    --------    --------
     Total .......................................         289         621        335         398         140
                                                       -------     -------   --------    --------    --------
  Net loans charged off ..........................       4,597      11,869      5,967       8,766       8,070
                                                       -------     -------   --------    --------    --------
  Provision for loan losses charged to
   operations ....................................       3,663       9,199      4,889      10,601      10,319
                                                       -------     -------   --------    --------    --------
  Balance, December 31 ...........................     $ 5,893     $ 6,827   $  9,497    $ 10,575    $  8,740
                                                       =======     =======   ========    ========    ========
  Net loans charged off to average loans .........        2.24%       5.70%      3.02%       3.86%       3.09%


ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES:

     The Company's loan grading system serves as the basis for the Company's loan loss allowance methodology. The loan loss allowance is determined by assigning reserve coverages commensurate with the risk characteristics of the loan portfolio, as established by the loan grading process. Provisions are charged to income in an amount sufficient to maintain the allowance at a level consistent with management's assessment of the risks inherent in the loan portfolio. The allocation of the allowance for loan losses reflects management's estimate of possible credit losses based on the loss potential associated with specific loans, subjective assessment of risk characteristics in the portfolio and historical loss experience. This allocation should not be regarded as an indication of future losses or that losses will occur in these proportions. Prior to 1994, the Company had not attempted to allocate specific portions of the allowance to specific loan categories. The allowance should be considered in its entirety and is available for credit losses across the entire portfolio. The following table summarizes the allocation of the Company's allowance for losses by loan type for the years ended December 31, 1995 and 1994.


                                                              December 31, 1995            December 31, 1994
                                                           ----------------------       -----------------------
                                                           Amount         Percent        Amount         Percent
                                                           ------         -------        ------         -------
                                                                          (Dollars In Thousands)

  Commercial .........................................      $2,266          38.6%        $4,066           59.6%
  Real Estate:
   Construction ......................................           4           --             --              --
   Commercial ........................................       2,198          37.3%         1,878           27.5%
   Residential .......................................         509           8.6%           443            6.5%
  Consumer ...........................................         307           5.2%           241            3.5%
  Unallocated ........................................         608          10.3%           199            2.9%
                                                            ------        ------         ------          ------
    Total ............................................      $5,893        100.00%        $6,827          100.00%
                                                            ======        ======         ======          ======


     Management, after careful consideration of the above factors, is of the opinion that the allowance for loan losses as of December 31, 1995 is adequate. However, due to the slow recovery of the Connecticut economy, it is difficult to predict how the future economy may impact the Company's loan customers. If economic conditions continue to slowly improve during 1996, management believes that the level of its nonaccrual loans could continue to decline throughout 1996. Nevertheless, nonaccrual loans will continue to impact the level of the Company's profitability in future quarterly periods. The nature of the Connecticut economy will continue to influence the levels of loan charge-offs, nonaccrual loans and the allowance for loan losses, and management will appropriately adjust the allowance as considered necessary to reflect future changes in risk. The Bank was most recently examined jointly by the FDIC and State Banking Department as of December 31, 1994. The Company's financial statements reflect the results of these examinations as communicated to the Bank by the regulators.

OTHER INCOME

     The Company's core business operations generate various types of non-interest income, such as service charges on deposit accounts, commissions and fees, and other service charges. In addition, non-interest income is derived from other sources, such as the gain or loss on the sale of assets, which may vary in type from period to period. The Company consistently evaluates its service charges to insure competitiveness as well as collection efficiency. Other income significantly increased by $458,000 to $3,062,000 in 1995, from $2,604,000 in 1994. Comparing 1994 to 1993, other income decreased $27,000 in 1994 to $2,604,000 from $2,631,000 in 1993.

     The major components of other income are service charges and penalty fees on checking accounts, which increased $512,000, or 31%, to $2,168,000 in 1995, from $1,656,000 in 1994, and increased $30,000, or 2%, from $1,626,000 in 1993.
During 1995, the Company reevaluated and changed its methodology in assessing and collecting penalty fees on overdrawn checking accounts.

     The miscellaneous or other component of other income was $890,000 in 1995, $997,000 in 1994 and $1,013,000 in 1993. A major component of miscellaneous other income is mortgage placement fees earned for originating residential first mortgage loans which were $200,000 in 1995, $234,000 in 1994 and $219,000 in
1993. Realized net gain (loss) on investment securities transactions were $5,000 in 1995, ($49,000) in 1994, and ($8,000) in 1993.

OPERATING EXPENSES

     Operating expenses decreased $1,182,000, or 9%, to $11,487,000 in 1995 from $12,669,000 in 1994. Comparing 1994 with 1993, operating expenses increased $640,000, or 5%, to $12,669,000 in 1994 from $12,029,000 in 1993.

     The reduction in operating expense during 1995 primarily resulted from a significant decline in OREO expense which decreased $914,000, or 65%. This decline can be attributed to a substantial reduction in OREO properties held and more stabilized real estate values. Insurance expense also decreased $230,000, or 22%, which was primarily attributed to lower FDIC deposit insurance expense.

     The increase in operating expenses during 1994 can be primarily attributed to higher salary and benefits expense which increased 12% due to merit salary increases for the Bank's staff and additional full-time equivalent positions primarily related to its loan origination functions. During 1994, certain operating expenses associated with the management of the Bank's nonperforming assets (i.e., insurance, legal and other professional fees) remained high.

     Operating expenses, exclusive of OREO expense, decreased $268,000, or 2%, during 1995 as compared to an increase of $1,030,000, or 10%, in 1994 and a decrease of $719,000, or 7%, during 1993.

     The following discussion highlights the larger operating expenses and those with large year to year variances:

 Salaries and Employee Benefits

     Salaries and employee benefits of $5,472,000 in 1995 were stable when compared with $5,483,000 in 1994. The Company's average full-time equivalent positions held was 137 which was reduced from 142 in 1994. Compensation related to the Company's mortgage program (loans sold or retained), which is paid on a per loan closed basis, decreased to $130,000 as of December 31, 1995 as compared to $195,000 for the same 1994 period due to a decline in mortgage origination volume.

     Salary and benefit costs increased 12% from $4,877,000 in 1993 to $5,483,000 in 1994. The increase during 1994 is partially attributed to an increase in the Company's average full-time equivalent positions which increased from 136 in 1993 as compared to 142 in 1994. The increase in full-time equivalent positions during 1994 is primarily related to increased loan volume in its origination functions. In addition, mortgage origination compensation increased to $195,000 as of December 31, 1994 as compared to $95,000 for the same 1993 period due to an increase in volume.

     Other than any additional employees associated with a potential expansion of its branch network, the Company does not expect full-time equivalent positions to increase during 1996, but will remain sensitive to continuing its high level of service to its customers.

 OREO Expense

     OREO expense totaled $483,000 in 1995, $1,397,000 in 1994 and $1,787,000 in
1993. These amounts reflect losses on sales and writedowns of OREO properties, as well as costs related to general property maintenance such as property taxes, insurance and utilities. The Company incurred losses on the disposition of OREO of $126,000 in 1995, as compared to $76,000 in 1994 and $25,000 in 1993. In addition, the carrying values of OREO properties were written down $282,000 in 1995, $884,000 in 1994, and $1,543,000 in 1993. Maintenance costs for OREO properties amounted to $74,000, $436,000 and $219,000 in 1995, 1994 and 1993,
respectively. The decrease in holding costs in 1995 as compared to 1994 is primarily due to a decrease in the number of properties held in 1995 and the change in the nature of these properties. The increase in holding costs in 1994 as compared to 1993 is primarily due to an increase in expenses related to the subdivision of two parcels of land.

     OREO properties are carried at the lower of 1) carrying value of the related loan, or 2) fair value of OREO properties at date acquired through foreclosure less the cost to dispose. Fair value is determined using the Company's most recent appraisal or a more recent broker's valuation. In order to facilitate the sale and ultimate disposition of OREO, the Bank may finance the sale of a property at market rates to qualified, creditworthy borrowers. The Bank adheres to the standards as set forth in Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," relating to OREO property sales. The Company values its OREO properties based on an asset by asset review and on the assumption that an active market exists for those properties. The Company's primary valuation technique is to derive values from available comparable sales data and not from other evaluation criteria such as discounted cash flows. In making the assumption that an active market exists for OREO properties, the Company has made the determination that the properties are salable in approximately one year and has valued each property at an amount which the Company anticipates will permit the sale of such property in approximately one year. Although the Company actively markets all OREO properties for sale, no assurance can be given that properties will actually sell in approximately one year, such sales being dependent upon relevant market conditions which will vary from property to property, including the number of comparable properties available for purchase at the time, the availability of financing, and the stability or trends of real estate values in the area.

     The Company anticipates an increase in the number of OREO properties held during the early part of 1996 with the completion of foreclosure proceedings on several problem loans currently on a nonaccrual status. However, the Company anticipates its OREO expense should continue to decline during 1996, although not to the same extent as in prior years. See Note 6, of Notes to Consolidated Financial Statements.

 Professional Fees

     Professional fees, which include legal, accounting and consulting fees, were $705,000 in 1995, a decrease from $776,000 in 1994 and $839,000 in 1993.
The high level of professional fees during the past three years is primarily related to legal fees associated with the workout of nonperforming assets. With the decline in nonperforming assets during 1995, it is anticipated that loan workout-related expenses should continue to decline in the future. However, the Company has outsourced its internal audit and loan review functions in 1995, the cost of which will offset any savings incurred due to a declining level of problem loans.

 Insurance Expense

     Insurance expense decreased significantly during 1995 to $793,000 from $1,023,000 in 1994 and decreased from $1,112,000 in 1993. During 1995 and 1994, insurance expense declined $230,000 (22%) and $89,000 (8%) over the prior years, respectively. The decreases during 1995 and 1994 can be attributed to lower premiums paid for FDIC insurance as well as a decrease in the Company's general insurance premiums. During 1995, the Bank paid net FDIC insurance premiums of $594,000 and premiums for other insurance of $199,000 as compared to 1994 levels of $769,000 and $254,000, respectively, and 1993 levels of $818,000 and $294,000, respectively.

     The Bank was assessed FDIC insurance premiums of $0.31 per $100 of deposits during 1993. Under the FDICIA, the FDIC has adopted regulations establishing a risk-based assessment for insurance premiums pursuant to which higher insurance rates are charged to institutions that pose greater risks to the deposit insurance funds. In setting assessments, the FDIC is required to take into account the revenue needs of the insurance fund and to set the assessments in a manner that will be sufficient to maintain the fund's designated reserve ratio. These provisions of FDICIA have affected the Company's January, 1994 and July, 1994 insurance premiums. Although the Company's rights offering during the third quarter of 1993 increased its capital level to well-capitalized as defined by its regulator, the Bank did not benefit from a decrease in risk-based premiums until the Bank's risk assessment category was determined as of June 30, 1994. Therefore, the Bank paid FDIC premiums of $0.31 per $100 of deposits in January 1994, $0.29 per $100 of deposits in July 1994 and $0.31 per $100 of deposits in January 1995. During 1995, the FDIC's Bank Insurance Fund was over-reserved and, consequently, deposit premiums were lowered and premium rebates were given to banks in the third quarter of 1995 based on deposits reported in the first quarter of 1995. The Company was given a rebate of $97,000 in the third quarter of 1995. Because of the Bank's improved risk classification and generally lower deposit premiums assessed for all banks, the Bank's premiums were reduced from $.31 per $100 of deposits in January 1995 to $.29 per $100 of deposits in July 1995 to $.14 per $100 of deposits in October 1995. In January 1996, the Bank was as assessed a rate of $.10 per $100 of deposits but the Company cannot predict if this rate will change throughout 1996.

INCOME TAXES

     Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109") which requires the asset/liability method of accounting for income taxes. The adoption of SFAS 109 had no effect on the Company's accumulated deficit as of January 1, 1993 as the deferred tax asset arising from net operating loss carryforwards was fully reserved. At December 31, 1993 and 1994, the Company's deferred tax asset was reduced by a 100% valuation allowance due to uncertainty of future profitability. The Company's current income tax expense of $39,050, $22,480, and $25,800 for the years ended December 31, 1995, 1994, and 1993 represents provisions for state minimum taxes. Due to operating losses for each respective year, minimum taxes were payable primarily at the state level.

     The Company recorded an income tax benefit of $1,034,000 in 1995 consisting of a $1,073,000 tax benefit from the reduction of the deferred tax asset valuation reserve, offset by a $39,050 provision for minimum federal and state taxes currently payable. Due to the utilization of net operating loss carryforwards, only minimum taxes are currently payable for federal and state purposes. During 1995, as a result of increased earnings that are expected to continue in the future, the Company reduced the valuation allowance by $2,472,377 to approximately 91% of the deferred tax asset. This reduction of the valuation allowance is based on estimated future taxable income for 1996. The Company feels that its projections provide adequate support for reducing the valuation allowance in 1995. As of December 31, 1995, the Company still had a valuation reserve of $11,962,360 that can be reduced to some extent in future periods if profitable operations continue. Due to net operating loss carryforwards of approximately $21.6 million (expiring in 2010) and $30.6 million (expiring in 2000) for federal and state purposes respectively, the Company expects to pay only minimum taxes again in 1996. For further information on income taxes, see Note 9 of Notes to Consolidated Financial Statements.

     The Company's rights offering in 1993 had the potential for limiting the Company's ability to take advantage of certain tax loss carryforwards. Section 382 of the Internal Revenue Code of 1986 imposes an annual limitation on a company's ability to utilize tax loss carryforwards if an "ownership change" within the meaning of Section 382 occurs. The Company did not experience an "ownership change" as a result of the rights offering. Future changes in the ownership of the Company's stock could subject the Company to the annual limitation on the use of the tax loss carryforwards. Notwithstanding that the Company has not experienced an "ownership change" as a result of the rights offering, utilization of the tax loss carryforward is limited to the extent that the Company generates sufficient taxable income in the carryforward period.

LIQUIDITY

     The primary focus of the Company's liquidity management is to match cash inflows and outflows with funds provided by the Company's market for deposits and loans. The Company's objective is to maintain adequate cash which is invested in federal funds. During 1995, the average balance of federal funds sold was $5,684,000. In the event that the Company needs to borrow cash to manage its overnight or short-term position, the Company can borrow up to 2% of its assets ($5,990,000 as of December 31, 1995) on an overnight basis from the Federal Home Loan Bank of Boston ("FHLB") and has access to a $1,000,000 federal funds line of credit with a commercial correspondent bank. As of December 31, 1995, the Company had no outstanding overnight borrowings at the FHLB. In addition, the Company has access to $2,000,000 in short-term funds via reverse repurchase agreements with a brokerage firm. The Bank also has the ability to borrow term advances (from one week to twenty years) from the FHLB. Its total term advance line is $15,043,000 of which $5,547,000 was outstanding as of December 31, 1995. In order to utilize the additional borrowing capacity of $9,459,000, approximately $5,000,000 of additional collateral would need to be pledged. The Company's investment portfolio also provides a secondary source of liquidity.

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

     As of December 31, 1995, the Company's liquidity ratio, as defined by the FDIC's criteria, was 29.3% compared to 25.9% as of December 31, 1994 and 30.4% as of December 31, 1993. The liquidity ratio is defined as the total of cash, short-term investments and other marketable assets, divided by total deposits and short-term liabilities. Management believes that its liquidity position is adequate as of December 31, 1995.

     Effective January 1, 1994, the Company adopted the provisions of the Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Under SFAS 115, debt securities classified as held to maturity are reported at amortized cost. Debt and equity securities (not held for trading activities or to maturity) are reported at fair value with unrealized gains or losses excluded from income and reported as a separate component of shareholders' equity. In order to classify securities as held to maturity, management must have the positive intent and ability to hold the securities to maturity. During 1995, the Financial Accounting Standards Board ("FASB") issued a pronouncement allowing companies to make a one-time repositioning of their portfolios, offering the ability to transfer securities from the held to maturity portfolio to the available for sale portfolio. The Company availed itself of this opportunity and transferred $5,100,000 (par value) of corporate bonds from its held to maturity portfolio to its available for sale portfolio. As of December 31, 1995 and 1994, 64% and 42%, respectively, of the Company's total investment portfolio is classified as available for sale. The adoption on January 1, 1994 and ongoing compliance with SFAS 115 has not had an adverse effect on the Company's net interest margin, regulatory capital ratios or ability to meet its liquidity obligations.

INTEREST RATE SENSITIVITY

     The Company concentrates its efforts on evaluating interest rate risk and appropriately adjusts for changes in rates and maturities of its assets and liabilities. The Company's objective is to provide stable net interest income. The following table illustrates the ratio of rate sensitive assets to rate sensitive liabilities as they mature and/or reprice within the indicated periods. As of December 31, 1995, the Company's rate sensitive assets repricing or maturing approximately equalled its rate sensitive liabilities during the first ninety days. This results from having approximately 38% of the Company's loan portfolio available to reprice within thirty days. In an increasing rate environment, asset sensitivity enhances earnings potential, whereas liability sensitivity would negatively impact earnings. In contrast, in a declining rate environment, asset sensitivity would negatively impact earnings, whereas liability sensitivity enhances earnings potential. The Company's rate sensitive assets closely approximate, within 1%, its rate sensitive liabilities between the periods of one month to twelve months. The Company is "liability sensitive" beyond one year which is primarily due to its Core Deposits, which are considered stable and not easily influenced by changes in interest rates. At December 31, 1995, the amount of the Company's cumulative gap with respect to assets and liabilities maturing or repricing within one year was $3,765,000 more assets than liabilities repricing (a positive gap position), representing a positive 1% cumulative gap to total rate sensitive assets. The Company's ALCO manages the gap position on an ongoing basis to assure an interest rate risk not to exceed more than a 3% change in net interest income for a one year period. If interest rates were to immediately increase by 200 basis points, the negative impact on the Company would be within ALCO's tolerance level.

     The following table sets forth the distribution of the repricing of the Company's earning assets and interest bearing liabilities at a single point in time, as of December 31, 1995. The table shows the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., gap divided by total rate sensitive assets) and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which interest earning assets and interest bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the Company's repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company's customers. The Company's interest rate sensitivity position is adjusted as ALCO's assessment of the interest rate outlook and other factors are modified. As the Company increases its total assets, the overall business plan provides for matching its assets and liabilities to reduce interest rate risk and liquidity risk.

                         INTEREST RATE SENSITIVITY TABLE
                             (DOLLARS IN THOUSANDS)


                                                                      December 31, 1995
                                          --------------------------------------------------------------------
                                             Month     Month     Month     Months   Months    Over 1
                                               1         2         3         4-6     7-12      Year      Total
                                          ---------  --------  --------   -------  -------  --------- ---------

  Rate Sensitive Assets:
   Loans (1) ..........................    $77,914   $ 4,931   $ 2,994    $11,832  $22,643  $ 77,418    $197,732
   Investments ........................     19,325     5,475     6,256     11,480    9,009    21,045      72,590
                                           -------   -------   -------   --------  -------  --------    --------
  Total Rate Sensitive Assets .........     97,239    10,406     9,250     23,312   31,652    98,463     270,322
                                           -------   -------   -------   --------  -------  --------    --------
  Rate Sensitive Liabilities:
   Time Deposits ......................     12,130     7,892    10,926     28,694   22,331    36,145     118,118
   Other Deposits .....................     82,621(2)    696     1,304      1,500        0    78,814(3)  164,935
                                           -------   -------   -------   --------  -------  --------    --------
  Total Rate Sensitive Liabilities ....     94,751     8,588    12,230     30,194   22,331   114,959     283,053
                                           -------   -------   -------   --------  -------  --------    --------
  Net Gap .............................      2,488     1,818    (2,980)    (6,882)   9,321   (16,496)    (12,731)
                                           -------   -------   -------   --------  -------  --------    --------
  Cumulative Gap ......................    $ 2,488   $ 4,306   $ 1,326   $ (5,556) $ 3,765  $(12,731)   $(12,731)
                                           =======   =======   =======   ========  =======  ========    ========
  Net Gap as % of total rate
   sensitive assets ...................          1%        1%       -1%        -2%       1%       -4%         -4%

  Cumulative Gap as % of total rate
   sensitive assets ...................          1%        2%        0%        -2%       1%       -5%         -5%


---------------

(1)  Excludes nonaccrual loans.

(2) The Company has assumed that 100% of money market and NOW accounts will reprice within 30 days based on local market conditions.

(3) The Company has assumed that 90% of demand and savings deposits will not be withdrawn in less than one year based on its analysis of industry experiences and the rate of runoff of such deposits.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES:

     The Company's loan portfolio, as of December 31, 1995, is comprised of variable and fixed interest rate obligations. Commercial loans, which comprise approximately 29% of the portfolio, are demand or time obligations with rates tied to the prime rate of interest. Commercial real estate loans, which constitute approximately 27% of the total loan portfolio, are made for fixed terms and generally reprice within one to three years. Consumer loans, which constitute 22% of the loan portfolio, consist primarily of fixed rate automobile loans with an average contractual life of approximately four years and home equity loans that are tied to the prime rate of interest. Residential real estate loans, which constitute 22% of the loan portfolio, are comprised of variable rate loans which reprice within one year (61% of the residential portfolio) and fixed rate loans.

     The following tables present the maturity distribution and interest sensitivity of total loans by category at December 31, 1995 based on the original contractual terms. (Demand loans are included in the "due in one year or less" category.) Renewal requests by business entities are granted if the customer is deemed creditworthy. This determination is made in substantially the same manner as new applications for extension of credit. Both maturity date and interest rate terms of renewals are based on review of the customer's credit needs, and current and future economic conditions.



                                                                               Due After
                                                                               One Year
                                                                   Due in       Through
                                                                  One Year       Five      Due After
                                                                 or Less (1)     Years    Five Years      Total
                                                                 ---------     --------   -----------    --------
                                                                               (Dollars In Thousands)

  Commercial ...............................................      $51,210      $  7,294      $   215     $ 58,719
  Construction .............................................          400                                     400
  Real Estate:
   Commercial Mortgage .....................................       27,422         6,054       21,043       54,519
   Residential Mortgage ....................................          895           511       43,992       45,398
  Consumer .................................................        6,966        35,745        2,749       45,460
                                                                  -------      --------      -------     --------
    Total Loans ............................................      $86,893      $ 49,604      $67,999     $204,496
                                                                  =======      ========      =======     ========
  Interest sensitivity:
  Interest rates fixed or predetermined:
   Due within one year .....................................                   $  5,888
   Due after one year ......................................                     62,386

  Interest rates floating or adjustable:
   Within one year .........................................                    121,668
   After one year ..........................................                     14,554
                                                                               --------
    Total ..................................................                   $204,496
                                                                               ========


--------------

(1) This amount represents all amounts due in one year. It includes the principal amount of commercial lines of credit due within one year on which the principal balance may or may not be reduced during the year and which lines may, based on the Bank's credit evaluation, be extended for additional periods. At this time, the Company is unable to predict how much of the disclosed amount will actually be paid during the year. Based on experience, the Company assumes that an insubstantial amount of such principal will be paid down during the year and, as such, will not serve as a principal source of liquidity for the Company's operations.

CASH FLOWS

     The Company generated a negative aggregate cash flow of $2,193,000 as of December 31, 1995 as compared to a positive aggregate cash flow of $9,663,000 as of December 31, 1994 and a negative aggregate cash flow of $9,472,000 as of December 31, 1993.

     The Company had net income of $1,811,000 in 1995 as compared to net losses of $6,188,000 and $2,512,000 for 1994 and 1993, respectively, and cash flows provided by operating activities were $5,831,000, $4,459,000 and $6,213,000 for the respective periods. This was due in part to the fact that reported earnings were affected by significant non-cash charges, including provisions for loan losses and writedowns on OREO.

     Net cash used by financing activities in 1995 was $3,658,000, primarily due to a decrease in federal funds purchased and securities sold under repurchase agreements. A net decrease in time deposits when comparing year-end 1995 to 1994, was offset by an increase in proceeds from FHLB advances for the same period. Net cash provided by financing activities in 1994 was $19,274,000 primarily due to an increase in core deposits, time deposits and net borrowed funds of $8,085,000, $5,025,000 and $6,164,000, respectively. Net cash used by financing activities in 1993 was $120,000 primarily due to a decrease of core deposits, time deposits and Federal Home Loan Bank Advances of $5,521,000, $2,992,000 and $3,000,000, respectively, and offset by the Company's common stock rights offering that generated net proceeds of $11,992,000.

     Net cash used by investing activities was $4,366,000 for 1995, caused primarily by investment security purchases and funds used for net loans originated and matured, partially offset by the sales and maturities of investment securities. Net cash used by investing activities was $14,071,000 in 1994, of which the major factors were the purchase of investment securities of $16,231,000, net loans originated and matured of $35,650,000 and offset by investment securities maturities and sales of $8,005,000 and $3,955,000 as well as proceeds from the sales of loans of

$15,744,000. Net cash used by investing activities was $15,565,000 in 1993 of which the primary components were purchase of investment securities of $42,506,000 and offset by the sale and maturity of investment securities of $8,004,000 and $21,751,000, respectively.

CAPITAL RESOURCES

     The Company and the Bank are subject to the capital adequacy rules of several regulators. Effective December 19, 1992, each federal banking agency issued final rules to carry out the "prompt corrective action" provisions of FDICIA. The regulations adopted, among other things, defined capital measures and the capital thresholds for each of the five capital categories established in the statute and established a uniform schedule for filing of capital restoration plans by undercapitalized institutions. The following table identifies generally the capital measures and thresholds defined under the FDIC and Federal Reserve Board rules:


                                                   Total Risk-          Tier 1 Risk-
                                                   Based Ratio          Based Ratio      Tier 1 Leverage Ratio
                                                   -----------          ------------     ---------------------

  Well Capitalized .............................   10% or above &       6% or above &         5% or above
  Adequately Capitalized .......................   8% or above &        4% or above &         4% or above
  Undercapitalized .............................   Under 8% or          Under 4% or           Under 4%
  Significantly Undercapitalized ...............   Under 6% or          Under 3% or           Under 3%
  Critically Undercapitalized ..................                                              A ratio of tangible
                                                                                              equity to total assets
                                                                                              equal to or under 2%


     To qualify as well capitalized or adequately capitalized, the financial institution must meet the requirements of all three capital measurements. Undercapitalized and significantly undercapitalized institutions will be categorized as such if the institution fails to meet any of the three capital measurements. The risk-based capital guidelines establish a measurement of capital adequacy by relating a banking organization's capital to its financial risks, both on and off-balance sheet. As of December 31, 1995, 1994 and 1993, the Company's total risk-based capital ratio was 9.37%, 8.09% and 11.04%, respectively. The second capital measure is the Tier 1 risk-based ratio, which includes only core capital as it measures the relationship to risk-weighted assets. As of December 31, 1995, 1994 and 1993, the Company's Tier 1 risk-based ratio was 8.10%, 6.80% and 9.75%, respectively. The third capital adequacy measure is the ratio of Tier 1 (or core) leverage capital (using the same definition of capital as used in the risk-based guidelines) to average total assets. The Company's Tier 1 leverage ratio was 5.29%, 4.68% and 7.01% as of December 31, 1995, 1994 and 1993, respectively. As of December 31, 1995, based on the above criteria, the Company falls within the adequately capitalized category.

     As of December 31, 1995, 1994 and 1993, the Bank's total risk-based capital ratio was 9.35%, 8.03% and 10.72%, respectively, while its Tier 1 risk-based capital ratio was 8.08%, 6.75% and 9.43%, respectively, and its Tier 1 leverage ratio was 5.29%, 4.66% and 6.81%, respectively. As of December 31, 1995, based on the above criteria, the Bank falls within the adequately capitalized category.

     The reporting of debt and equity securities (not held for trading activities or to maturity) for the purposes of calculating Tier 1 capital for the Company and the Bank differs from reporting under SFAS 115. Under final FDIC regulations, net unrealized losses for equity securities that are available for sale are included in the calculation of Tier 1 capital. All other net unrealized gains or losses on available for sale securities are excluded from the definition of Tier 1 capital. As of December 31, 1995 and 1994, Tier 1 capital was reduced $191,000 and $255,000 to reflect the unrealized depreciation on the Company's equity securities held as available for sale.

     The Company's undivided profits (losses) component of shareholders' equity has decreased from ($27,217,000) as of December31, 1993 to ($33,393,000) as of December 31, 1994 and has increased to ($31,582,000) as of December 31, 1995. Under Connecticut law, the Company may declare and pay cash dividends only out of unreserved and unrestricted undivided profits. The Company suspended payment of its quarterly cash dividends during 1990. The Company's ability to pay cash dividends in future quarters is restricted until such funds are available therefor.

     FDICIA requires each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and risks of non-traditional activities, and reflect the actual performance and expected risk of loss on multi-family residential loans. Regulations adopted by the Federal Reserve Board, the FDIC and other bank regulatory agencies to implement this provision require the regulators to take account of, among other factors, interest rate risk, concentration of credit risks and risks of nontraditional activities, in setting individual minimum capital requirements for institutions. Such regulations may, however, further increase the regulatory capital requirements which are applicable to the Company and the Bank.

IMPACT OF INFLATION AND CHANGING PRICES

     The Company's financial statements have been prepared in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effect of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Notwithstanding this, inflation can directly affect the value of loan collateral, in particular real estate. Sharp decreases in real estate prices, as discussed previously, have resulted in significant loan losses and losses on OREO. Inflation, or disinflation, could continue to significantly affect the Company's earnings in future periods.

NEW ACCOUNTING PRONOUNCEMENTS

  SFAS No. 121

     In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), which the Company will adopt on January 1, 1996. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of this standard is not expected to have a material impact on the Company's financial condition or its results of operations.

  SFAS No. 122

     In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights--an amendment of FASB Statement No. 65" ("SFAS 122"), which the Company will adopt on January 1, 1996. SFAS 122 amends FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities," to provide that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. It also requires the Company to assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The adoption of this standard is not expected to have a material impact on the Company's financial condition or its results of operations.

  SFAS No. 123

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 establishes financial accounting and reporting standards for stock-based compensation plans. SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, SFAS 123 also allows the Company to continue to measure compensation costs for stock-based compensation plans using the intrinsic value based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees" and make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied. The Company has elected not to adopt the accounting requirements of SFAS 123 and continue to account for stock-based compensation plans in accordance with APB No. 25. The Company's fiscal 1996 financial statements will include the pro forma disclosure requirements of SFAS 123.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (a) The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

                                                                       Page
                                                                       -----
Report of Independent Accountants .................................     35
BNH Bancshares, Inc. (and Subsidiaries):
 Consolidated Statement of Financial Position .....................     37
 Consolidated Statement of Operations .............................     38
 Consolidated Statement of Cash Flows .............................     39
 Consolidated Statement of Changes in Shareholders' Equity ........     40
 Notes to Consolidated Financial Statements .......................     41


     (b) The following supplementary data is set forth in this Annual Report on Form 10-K on the following pages:

 Consolidated Quarterly Financial Data ............................     56

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
the Shareholders of
BNH Bancshares, Inc.

     We have audited the accompanying consolidated statement of financial position of BNH Bancshares, Inc. and its Subsidiaries (the "Company") as of December 31, 1995, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BNH Bancshares, Inc. and its Subsidiaries as of December 31, 1995 and the consolidated results of its operations, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

     As discussed in Notes 1 and 4 to the consolidated financial statements, the Company changed its method of accounting for impaired loans in 1995, investments in 1994, and income taxes in 1993.

COOPERS & LYBRAND L.L.P.


New Haven, Connecticut
January 26, 1996

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
the Shareholders of
BNH Bancshares, Inc.

     In our opinion, the accompanying consolidated statements of financial position and related consolidated statements of operations, of cash flows and of changes in shareholders' equity present fairly, in all material respects, the financial position of BNH Bancshares, Inc. and its subsidiaries at December 31, 1994 and the results of their operations, and their cash flows for the years ending December 31, 1994 and 1993 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     The Company adopted a new Financial Accounting Standard for investments in 1994 as described in Note 1.

PRICE WATERHOUSE LLP

Hartford, Connecticut
February 21, 1995

                              BNH BANCSHARES, INC.

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION


                                                                                       December 31,
                                                                             ----------------------------------
                                                                                 1995                  1994
                                                                             ------------          ------------

  ASSETS
  Cash and due from banks ..............................................     $ 19,818,406          $ 22,011,625
  Federal funds sold ...................................................        5,800,000
  Investment securities:
   Held to maturity (fair value $23,825,146 and $36,597,058) ...........       23,830,868            38,799,457
   Available for sale, at fair value ...................................       42,766,901            29,155,531
  Loans:
   Commercial ..........................................................       58,745,612            67,418,046
   Real estate:
    Construction .......................................................          400,000
    Commercial mortgage ................................................       54,518,084            57,096,802
    Residential mortgage ...............................................       45,398,532            36,604,695
   Consumer ............................................................       45,433,205            45,866,001
                                                                             ------------          ------------
     Total loans .......................................................      204,495,433           206,985,544
  Less allowance for loan losses .......................................       (5,892,675)           (6,827,374)
                                                                             ------------          ------------
  Loans--net ...........................................................      198,602,758           200,158,170
  Property and equipment--net ..........................................        3,891,749             4,139,386
  Accrued interest receivable ..........................................        2,052,832             2,140,277
  Other real estate owned ..............................................          614,272             1,852,068
  Other assets .........................................................        1,533,294               918,672
                                                                             ------------          ------------
    TOTAL ASSETS .......................................................     $298,911,080          $299,175,186
                                                                             ============          ============
  LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
   Demand deposits .....................................................     $ 52,320,298          $ 59,232,645
   NOW accounts ........................................................       44,018,506            39,869,769
   Money market accounts ...............................................       29,395,173            23,095,704
   Savings deposits ....................................................       32,508,789            36,169,539
   Time deposits under $100,000 ........................................      103,719,077           108,055,465
   Time deposits $100,000 or more ......................................       14,802,638            11,293,040
                                                                             ------------          ------------
    Total deposits .....................................................      276,764,481           277,716,162
  Federal funds purchased and securities sold
   under repurchase agreements                                                                        3,561,134
  Federal Home Loan Bank advances ......................................        5,546,683             4,692,180
  Accrued interest payable .............................................          404,262               304,815
  Other liabilities ....................................................          602,931               545,236
                                                                             ------------          ------------
    TOTAL LIABILITIES ..................................................      283,318,357           286,819,527
  Commitments and contingencies (Note 10)
  Shareholders' equity:
   Common stock $.01 stated value,
    authorized 30,000,000, issued 14,745,756 ...........................          147,458               147,458
   Capital surplus .....................................................       47,523,492            47,523,492
   Undivided losses ....................................................      (31,581,840)          (33,392,619)
   Net unrealized losses on investment securities available for sale ...         (249,216)           (1,675,501)
   Treasury stock (19,106 shares), at cost .............................         (247,171)             (247,171)
                                                                             ------------          ------------
   Total shareholders' equity ..........................................       15,592,723            12,355,659
                                                                             ------------          ------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........................     $298,911,080          $299,175,186
                                                                             ============          ============



          See accompanying Notes to Consolidated Financial Statements.

                              BNH BANCSHARES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                              Year Ended December 31,
                                                                   -----------------------------------------------
                                                                      1995             1994               1993
                                                                   -----------      -----------       ------------
  INTEREST INCOME:
   Loans ......................................................    $18,432,118      $17,287,044       $16,356,622
   Investment securities:
    Held to maturity ..........................................      1,842,188        1,895,835         3,219,337
    Available for sale ........................................      2,045,541        1,464,300
   Federal funds ..............................................        329,522           46,343           229,231
                                                                   -----------     -----------       ------------
    Total interest income .....................................     22,649,369       20,693,522        19,805,190
                                                                   -----------     -----------       ------------
  INTEREST EXPENSE:

   Time deposits of $100,000 or more ..........................        772,530          416,151           423,334
   Other deposits .............................................      8,439,596        6,812,760         7,535,005
   Other borrowings ...........................................        572,826          366,198           228,248
                                                                   -----------     -----------       ------------
    Total interest expense ....................................      9,784,952        7,595,109         8,186,587
                                                                   -----------     -----------       ------------
  NET INTEREST INCOME .........................................     12,864,417       13,098,413        11,618,603
  PROVISION FOR LOAN LOSSES ...................................      3,663,000        9,199,054         4,889,890
                                                                   -----------     -----------       ------------
  NET INTEREST INCOME AFTER
   LOAN LOSS PROVISION ........................................      9,201,417        3,899,359         6,728,713
                                                                   -----------     -----------       ------------
  OTHER INCOME:
   Net income (loss) on investment securities .................          5,128          (49,290)           (8,125)
   Service charges ............................................      2,167,659        1,656,239         1,626,210
   Other ......................................................        889,511          996,852         1,012,625
                                                                   -----------     -----------       ------------
    Total other income ........................................      3,062,298        2,603,801         2,630,710
                                                                   -----------     -----------       ------------
  OPERATING EXPENSES:
   Salaries and employee benefits .............................      5,471,592        5,483,290         4,877,140
   Occupancy ..................................................      1,328,196        1,284,854         1,162,165
   Advertising and promotion ..................................        462,849          357,500           416,453
   Office stationary and supplies .............................        256,725          302,276           243,564
   Professional fees ..........................................        704,613          775,624           839,262
   Insurance ..................................................        793,147        1,023,237         1,111,977
   Other real estate owned expense ............................        482,539        1,396,562         1,787,440
   Other ......................................................      1,987,226        2,045,484         1,591,268
                                                                   -----------     -----------       ------------
    Total operating expense ...................................     11,486,887       12,668,827        12,029,269
                                                                   -----------     -----------       ------------
  INCOME (LOSS) BEFORE TAXES ..................................        776,828       (6,165,667)       (2,669,846)
  PROVISION (BENEFIT) FOR INCOME TAXES ........................     (1,033,950)          22,480          (158,128)
                                                                   -----------     -----------       ------------
  NET INCOME (LOSS) ...........................................    $ 1,810,778     $ (6,188,147)     $ (2,511,718)
                                                                   ===========     ============      ============
  NET INCOME (LOSS) PER SHARE .................................          $0.12           ($0.42)           ($0.29)
  WEIGHTED AVERAGE SHARES OUTSTANDING .........................     14,726,650       14,726,650         8,797,465


          See accompanying Notes to Consolidated Financial Statements.

                              BNH BANCSHARES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                 Year Ended December 31,
                                                                      -----------------------------------------------
                                                                         1995             1994              1993
                                                                      -----------      -----------       ------------

OPERATING ACTIVITIES
 Net income (loss) ................................................   $ 1,810,778     ($ 6,188,147)     ($ 2,511,718)
Adjustments for items not affecting cash:
 Provision for loan losses ........................................     3,663,000        9,199,054         4,889,890
 Depreciation and amortization of property and equipment ..........       504,487          547,035           518,776
 Accretion (amortization) of bond premiums and discounts ..........      (180,687)         175,504            78,548
 Losses (gains) on investment securities transactions, net ........        (5,127)          49,290             8,125
 Gains on sales of longer term loans ..............................                        (30,000)
 Loss/writedown on other real estate owned ........................       408,598          960,033         1,568,023
 Decrease in interest receivable ..................................        87,445            7,587            34,005
 Increase (decrease) in interest payable ..........................        99,447           30,220           (90,575)
 Other, net (incl. deferred tax asset) ............................      (556,926)        (291,084)        1,717,470
                                                                      -----------      -----------       -----------
 Net cash provided by operating activities ........................     5,831,015        4,459,492         6,212,544
                                                                      -----------      -----------       -----------
FINANCIAL ACTIVITIES
 Net increase (decrease) in demand, NOW,
  money market and savings accounts ...............................      (124,891)       8,084,519        (5,521,028)
 Net increase (decrease) in time deposits .........................      (826,790)       5,025,323        (2,991,870)
 Net increase (decrease) in federal funds purchased
  and securities sold under repurchase agreements .................    (3,561,134)       3,472,200          (599,899)
 Net proceeds from common stock rights offering                                                           11,992,442
 Proceeds from Federal Home Loan Bank advance .....................       854,503        4,692,180
 Payment of Federal Home Loan Bank advance ........................                     (2,000,000)       (3,000,000)
                                                                      -----------      -----------       -----------
 Net cash provided (used) by financing activities .................    (3,658,312)      19,274,222          (120,355)
                                                                      -----------      -----------       -----------
INVESTING ACTIVITIES
 Net decrease (increase) in federal funds sold ....................    (5,800,000)       6,690,354        (5,090,354)
 Purchase of investment securities ................................                                      (42,506,494)
 Proceeds from sale of investment securities ......................                                        8,003,843
 Proceeds from maturities of investment securities ................                                       21,750,882
 Purchase of securities held to maturity ..........................      (500,000)      (7,889,439)
 Maturities of securities held to maturity ........................    10,200,000        8,005,000
 Purchase of securities available for sale ........................   (32,396,633)      (8,341,723)
 Maturities of securities available for sale ......................    11,552,676          593,624
 Proceeds from sale of available for sale securities ..............    14,113,275        3,954,710
 Net loans originated and matured .................................    (1,943,302)     (35,443,910)         (430,278)
 Purchase of property and equipment ...............................      (256,850)        (393,855)         (180,362)
 Proceeds from sales of loans .....................................                     16,447,790
 Net proceeds from sale of other real estate owned ................       664,913        2,306,269         2,888,221
                                                                      -----------      -----------       -----------
 Net cash provided by investing activities ........................    (4,365,922)     (14,071,180)      (15,564,542)
                                                                      -----------      -----------       -----------
 Increase (decrease) in cash ......................................    (2,193,219)       9,662,534        (9,472,353)
 Cash and due from banks at beginning of period ...................    22,011,625       12,349,091        21,821,444
                                                                      -----------      -----------       -----------
 Cash and due from banks at end of period .........................   $19,818,406      $22,011,625       $12,349,091
                                                                      ===========      ===========       ===========
 Cash paid for:
  Interest expense ................................................   $ 9,684,885      $ 7,564,889       $ 8,277,162
  Income taxes ....................................................        39,050           22,480            25,800



     Non-cash transfers from loans receivable to other real estate owned was $809,467, $308,709 and $1,762,252 for the twelve month periods ending December 31, 1995, 1994 and 1993, respectively.

     Non-cash transfers from other real estate owned to loans receivable for transactions that satisfy sales treatment were $973,750, $1,379,073 and $1,061,401 for the twelve month periods ending December 31, 1995, 1994 and 1993, respectively.

     The Company received a federal tax refund of $2,161,000 in 1993.

          See accompanying Notes to Consolidated Financial Statements.

                              BNH BANCSHARES, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                              Year Ended December 31,
                                                                   ----------------------------------------------
                                                                      1995             1994              1993
                                                                   -----------      -----------       -----------

  SHAREHOLDERS' EQUITY, Beginning of Year .....................    $12,355,659      $20,206,348       $10,738,583

  COMMON STOCK
   Adopted stated value of $.01 ...............................                                        (4,298,433)
   Net proceeds of rights offering ............................                                           104,039

  CAPITAL SURPLUS
   Adopted Stated Value of $.01 ...............................                                         4,298,433
   Net proceeds of rights offering ............................                                        11,888,403

  UNDIVIDED PROFITS
   Net income (loss) ..........................................      1,810,778       (6,188,147)       (2,511,718)
   Change in unrealized depreciation on
    marketable equity securities ..............................                          12,959           (12,959)
   Unrealized appreciation (depreciation) on
    investment securities available for sale ..................      1,426,286       (1,675,501)
                                                                   -----------      -----------       -----------
  SHAREHOLDERS' EQUITY, End of Year ...........................    $15,592,723      $12,355,659       $20,206,348
                                                                   ===========      ===========       ===========

          See accompanying Notes to Consolidated Financial Statements.


                              BNH BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of BNH Bancshares, Inc. ("the Company") conform with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant policies are summarized below.

     Basis Of Presentation: The consolidated financial statements include the accounts of the Company and its subsidiaries, The Bank of New Haven ("the Bank") and Northeastern Capital Corporation ("Northeastern"). All intercompany accounts have been eliminated.

     For the purpose of reporting cash flows, the Company has defined cash and cash equivalents as cash on hand and demand deposits due from other financial institutions.

     Nature Of Operations: The Company operates eight branches in the greater New Haven metropolitan area located in southwestern Connecticut. The Company's primary source of revenue is providing loans to customers who are predominantly small and middle market businesses and middle income individuals.

     Investment Securities: The Company adopted, as of January 1, 1994, Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." ("SFAS 115")

     Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost, adjusted for amortization of premiums and accretion of discounts. Debt and equity securities which are not classified as held to maturity or as trading securities are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from the results of operations and reported as a separate component of shareholders' equity, net of income taxes, if applicable. Realized gains and losses on sales of all securities are reported in earnings and computed using the specific identification cost basis. Fair values of securities are determined by prices obtained from independent market sources. See Note 3--Investment Securities.

     Prior to adoption of SFAS 115, debt securities which were held for indefinite periods of time, including securities that management intended to use as part of its asset/liability management strategy or that may be sold in response to changes in interest rates, prepayment risk or other factors, were stated at the lower of aggregate cost or market value. Equity securities were stated at the lower of aggregate cost or fair value with net unrealized losses reported as a reduction of retained earnings.

     In November of this year, the Financial Accounting Standards Board ("FASB") issued a pronouncement allowing companies to make a one time repositioning of their respective investment portfolios. Accordingly, the Bank transferred approximately $5.2 million of securities in its Held to Maturity portfolio to its Available for Sale portfolio to enhance the liquidity of the Company's investment portfolio.

     Loans And Allowance For Loan Losses: Loans are carried at their unpaid principal balance and are net of unearned interest income. Interest income on loans not made on a discounted basis is accrued and credited to income based upon the contractual rates of the loans applied to the principal amounts outstanding. Unearned discount on consumer loans is recognized as income over the terms of the loans by the actuarial, sum-of-the-months-digits and simple interest methods. Consumer loans at December 31, 1995, 1994 and 1993 are shown net of unearned income of $1,494,796, $2,834,893, and $2,648,030, respectively.

     Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the contractual life of the related loans as an adjustment to their yield.

     The allowance for loan losses is maintained at a level considered by management to be adequate to provide for probable losses inherent in the loan portfolio, including commitments to extend credit. The allowance for loan losses is established through a provision for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Recoveries of loans

                              BNH BANCSHARES, INC.

previously charged-off are credited to the allowance when received. The allowance represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible. Management's judgment in determining the adequacy of the allowance is based on various factors influencing the collectibility of loans. These factors include, but are not limited to, an analysis of the borrower's ability to meet the repayment terms, the borrower's overall financial condition, the estimated value of collateral supporting the credit, the concentration of credit risk in the portfolio and judgments as to the effect of both the local and national economies on the Company's borrowers' economic prospects. Management's determination of the allowance is, by necessity, dependent upon estimates, appraisals and judgments, which may change quickly because of changing economic conditions and the Company's perception as to how these factors may affect the financial condition of the borrowers. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans and writedowns of Other Real Estate Owned ("OREO"). Such agencies may require the Bank to recognize additions to the allowance or additional writedowns on OREO based on their judgments of information available to them at the time of their examination.

     The Company's nonaccrual policy is as follows: commercial and mortgage loans are placed on nonaccrual status when a loan attains a past due status of 90 days or more, unless such loans are well secured and in the process of collection. Any exceptions to placement on nonaccrual status that extend beyond 120 days past due must be approved by the Board of Directors Loan Committee. Any installment or consumer loan that attains a 180 day past due status will be placed on nonaccrual status regardless of collateral value or collection proceedings. Previously accrued interest income on loans placed on nonaccrual status, which has not been collected, is reversed from current period interest income. Nonaccruing loans are returned to accrual status when principal and interest become current and collectibility is reasonably assured.

     Property And Equipment: Property, equipment and improvements are stated at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Gains and losses on the disposition of assets are included in net income.

     Income Taxes: Deferred income taxes are provided for differences arising in the timing of income and expenses for financial reporting and for income tax purposes. Effective January 1, 1993 the Company adopted, on a prospective basis, Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109") which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

     Per Common Share Calculations: Net income (loss) per common share is computed based on the weighted average number of common shares outstanding during each year. Per share earnings and weighted average shares of common stock for all periods presented reflect all stock dividends and splits. The exercise of stock options would not result in material dilution of earnings per share.

     Other Real Estate Owned: Real estate acquired through foreclosure or by deed in lieu of foreclosure, is carried at the lower of 1) carrying value of the related loan or 2) fair value at date acquired through foreclosure less the cost to dispose. At the time of foreclosure, the excess, if any, of the loan value over the estimated fair value of the property acquired less costs to dispose is charged to the allowance for loan losses. Subsequent to the time of foreclosure, reductions in the carrying value of foreclosed properties are recognized through charges to OREO expense, with unrealized depreciation reported as a reduction of OREO. Costs relating to the subsequent development or improvement of the property are capitalized. Holding costs are charged to OREO expense in the period in which they are incurred.

     Fair Value Of Financial Instruments: In 1992, the Company adopted Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107") which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is

                              BNH BANCSHARES, INC.

practical to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, for these values as well as those established through market quotations in many cases, could not be realized in immediate settlement of the instrument. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. In October 1994, Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" ("SFAS 119") amended the disclosure requirements of SFAS 107. SFAS 119 requires fair value information to be presented together with the related carrying amounts in the body of the financial statements, a single footnote, or a summary table in a form that makes it clear whether the amount represents assets or liabilities.

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash And Cash Equivalents: The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets' fair values.

     Investment Securities: Fair values for investment securities are based on quoted market prices.

     Loans Receivable: For variable-rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The discounted cash flow used in the loans receivable valuation is reduced by anticipated lost interest on nonperforming loans. Additionally, the return of principal on loans receivable in the cash flow analysis is reduced by anticipated uncollectible amounts. The carrying amount of accrued interest approximates its fair value. The Company's off-balance sheet lending commitments are predominantly at market interest and accordingly are fair value neutral.

     Deposit Liabilities: The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date. The carrying amounts for variable-rate money market accounts approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

     Short-term Borrowings: The carrying amounts of federal funds purchased, securities sold under repurchase agreements, and Federal Home Loan Bank advances approximate their fair values.

New Accounting Pronouncements Disclosures:

  SFAS No. 121

     In March 1995, FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), which the Company will adopt on January 1, 1996. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of this standard is not expected to have a material impact on the Company's financial condition or its results of operations.

  SFAS No. 122

     In May 1995, FASB issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights--an amendment of FASB Statement No. 65" ("SFAS 122"), which the Company will adopt on January 1, 1996. SFAS 122 amends FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities," to provide that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. It also requires the Company to assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The adoption of this standard is not expected to have a material impact on the Company's financial condition or its results of operations.

                              BNH BANCSHARES, INC.

  SFAS No. 123

     In October 1995, FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 establishes financial accounting and reporting standards for stock-based compensation plans. SFAS 123 defines a fair value-based method of accounting for an employee stock option or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, SFAS 123 also allows the Company to continue to measure compensation costs for stock-based compensation plans using the intrinsic value based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees" and make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS 123 had been applied. The Company has elected not to adopt the accounting requirements of SFAS 123 and continue to account for stock-based compensation plans in accordance with APB No. 25. The Company's fiscal 1996 financial statements will include the pro forma disclosure requirements of SFAS 123.

2. REGULATORY MATTERS

     On September 19, 1991, the Bank voluntarily agreed to the issuance of an Order to Cease and Desist ("the Order") with the Federal Deposit Insurance Corporation ("FDIC"). The Order required the Bank to take specific action to correct certain deficiencies addressed as a result of the FDIC's examination of the Bank as of February 19, 1991. In addition to requiring the Bank to maintain a Tier 1 leverage capital ratio of 6% or more, the Order required the Bank to take a series of actions designed to improve its financial condition and operating results and to augment its capital position. These requirements and the Bank's response thereto included, but were not limited to, increasing the loan loss reserve; charging-off classified loans and improving asset quality; and addressing concerns regarding liquidity and reliance on volatile funds.

     Since 1991, both the Company and the Bank have been examined several times by each of its regulators. The Bank has always placed the highest priority in complying with the provisions of the Order and the recommendations of the examiners. However, since the Bank had experienced significant net operating losses in the years 1991 through 1993, it found that it could not comply with the capital requirements of the Order. Therefore, on February 1, 1993, the Bank submitted to the FDIC a capital restoration plan outlining the steps the Company and the Bank intended to take to achieve adequate capital levels. On July 28, 1993, the Company successfully completed its rights offering of common stock to existing shareholders and standby purchasers. The rights offering resulted in the issuance of 10,404,000 new shares of common stock at a subscription price of $1.25 per common share. Net proceeds amounted to $11,992,000 and the Company contributed that amount to the Bank in a manner qualifying as Tier 1 capital. The Bank, as of December 31, 1993, was in compliance with every provision of the Order.

     During the second quarter of 1994, the Company incurred a net loss of $6,500,000 which reduced both the Bank's and the Company's Tier 1 leverage capital ratios below the Order's minimum Tier 1 leverage requirement of 6%. This quarterly net loss was primarily related to an $18,000,000 bulk loan sale of problem assets. Although the loan sale resulted in the Bank and the Company not complying with the capital requirements of the Order, management believes that the bulk sale of problem assets significantly improved the quality of the Company's loan portfolio. Consequently, the Bank, as required by the Order, filed a capital restoration plan with the FDIC during the third quarter of 1994. The plan was accepted by the FDIC and called for restoration of the Bank's capital ratios through future earnings. As of December 31, 1994, the Company and the Bank were adequately capitalized as defined by normal regulatory standards and management believed it was in compliance with every provision of the Order except that its Tier 1 leverage capital ratio fell short of the 4.7% requirement.

     On May 16, 1995, the FDIC, after completion of a joint examination of the Bank with the Connecticut Banking Department, based on the Bank's improved overall financial condition, removed the Order and issued the Memorandum, which the Bank voluntarily agreed to enter into. The Memorandum requires, among other things, that the Bank achieve certain Tier 1 leverage and total risk-based capital requirements. The Bank must have a Tier 1 leverage capital ratio of at least 5% by June 30, 1996 and 6% by June 30, 1997. Also the Bank must maintain a total risk-based capital ratio of at least 8% throughout the existence of the Memorandum. As of December 31, 1995, both the Company's and the Bank's Tier 1 leverage ratios were 5.3%. In addition, both the Bank's and the Company's total

                              BNH BANCSHARES, INC.

risk-based capital ratios were 9.4% as of December 31, 1995. The Memorandum also required the Bank to charge-off certain loans and develop and implement a written problem loan reduction program to continue to reduce its level of problem loans. In addition, the Memorandum prohibits the payment of dividends without prior FDIC consent and requires the Bank to review, monitor and update certain loan and liquidity policies. As of December 31, 1995, the Bank was in compliance with every provision of the Memorandum.

3. INVESTMENT SECURITIES

     A summary of the amortized cost and fair value of securities classified as held to maturity at December 31, 1995 is as follows:


                                                        Amortized       Unrealized   Unrealized
                                                            Cost            Gains       Losses      Fair Value
                                                       -----------      ----------   ----------     -----------
U.S. Treasury securities .......................       $13,959,923       $78,187      $     0       $14,038,110
U.S. Government agencies .......................         9,495,945             0       83,909         9,412,036
Other securities ...............................           375,000             0            0           375,000
                                                       -----------       -------      -------       -----------
  Total ........................................       $23,830,868       $78,187      $83,909       $23,825,146
                                                       ===========       =======      =======       ===========

     A summary of the amortized cost and fair value of securities classified as available for sale at December 31, 1995 is as follows:


                                                        Amortized       Unrealized   Unrealized
                                                            Cost            Gains       Losses      Fair Value
                                                       -----------      ----------   ----------     -----------
U.S. Treasury securities .......................       $11,982,649       $61,845      $      0      $12,044,494
U.S. Government agencies .......................        22,754,567             0        93,415       22,661,152
Other securities ...............................         3,281,943             0        26,437        3,255,506
Equity securities ..............................         2,000,950         7,242             0        2,008,192
Mutual fund investments ........................         2,996,008             0       198,451        2,797,557
                                                       -----------       -------      --------      -----------
  Total ........................................       $43,016,117       $69,087      $318,303      $42,766,901
                                                       ===========       =======      ========      ===========

     A summary of the amortized cost and fair value of securities classified as held to maturity at December 31, 1994 is as follows:


                                                        Amortized       Unrealized   Unrealized
                                                            Cost            Gains       Losses        Fair Value
                                                       -----------      ----------   ----------       -----------
U.S. Treasury securities .......................       $18,976,230        $    0     $  844,966       $18,131,264
U.S. Government agencies .......................        12,993,497             0        977,873        12,015,624
Other securities ...............................         6,829,730         1,609        381,169         6,450,170
                                                       -----------        ------     ----------       -----------
  Total ........................................       $38,799,457        $1,609     $2,204,008       $36,597,058
                                                       ===========        ======     ==========       ===========

     A summary of the amortized cost and fair value of securities classified as available for sale at December 31, 1994 is as follows:


                                                        Amortized       Unrealized   Unrealized
                                                            Cost            Gains       Losses        Fair Value
                                                       -----------      ----------   ----------       -----------
U.S. Treasury securities .......................       $12,857,068        $3,181     $  248,272       $12,611,977
U.S. Government agencies .......................        11,313,504             0      1,041,538        10,271,966
Other securities ...............................         1,996,943             0        133,506         1,863,437
Equity securities ..............................         1,667,509             0          9,043         1,658,466
Mutual fund investments ........................         2,996,008             0        246,323         2,749,685
                                                       -----------        ------     ----------       -----------
  Total ........................................       $30,831,032        $3,181     $1,678,682       $29,155,531
                                                       ===========        ======     ==========       ===========

                              BNH BANCSHARES, INC.

     Investment securities held to maturity with an amortized cost of $19,455,970 and available for sale securities with a fair value of $4,018,596 at December 31, 1995 were pledged to secure public deposits, securities sold under agreements to repurchase, letters of credit and for other purposes as required by law.

     Below are the maturity schedules and corresponding amortized cost and fair values of U.S. Treasury securities, U.S. Government agencies and other debt securities:


                                                         Held to Maturity               Available for Sale
                                                  ----------------------------     ----------------------------
                                                   Amortized                        Amortized
December 31, 1995                                     Cost         Fair Value          Cost         Fair Value
-----------------                                 -----------      -----------     -----------      -----------
Due in one year or less ......................    $10,759,095      $10,681,568     $22,953,488      $22,978,318
Due after one year through five years ........     12,956,773       13,028,578      12,830,486       12,747,649
Due after five years through ten years .......        115,000          115,000               0                0
Due after ten years ..........................              0                0       7,232,143        7,040,934
                                                  -----------      -----------     -----------      -----------
  Total ......................................    $23,830,868      $23,825,146     $43,016,117      $42,766,901
                                                  ===========      ===========     ===========      ===========

     In 1995, U.S. Treasury securities available for sale with a carrying value of $7,855,707 were sold at a net gain of $93,976, corporate bond securities available for sale with a carrying value of $6,161,000 were sold at a net loss of $89,521 and equity securities with a carrying value of $91,375 were sold at a gain of $672.

     In 1994, available for sale corporate bond securities with a carrying value of $2,000,000 were sold for a net loss of $43,290 and mutual fund investments with a carrying value of $2,004,000 were sold with a loss of $6,000.

     In 1993, U.S. Treasury securities with a carrying value of $3,011,968 were sold for a gain of $112,661. Mutual fund investments with a carrying value of $5,000,000 were sold with a loss of $120,786.

     The Company adopted SFAS 115 on January 1, 1994, resulting in classification of approximately $27,000,000 of investment securities as available for sale and $39,000,000 of investment securities as held to maturity. In management's judgment, the Company's adoption and ongoing compliance with SFAS 115 did not have an adverse effect on its net interest margin, liquidity position or its regulatory capital ratios during 1994. As of December 31, 1995 and 1994, shareholders' equity was reduced $249,216 and $1,676,000, respectively, to reflect the unrealized depreciation on the Company's available for sale portfolio.

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

     The Company engages in lending activities that finance business development, inventory and working capital, as well as loans to individuals for residential real estate, auto and home improvement purposes. Loans for which payment was past due ninety days or more and still accruing were $139,000, $357,000 and $1,088,000 as of December 31, 1995, 1994 and 1993, respectively.
Nonaccrual loans were $5,964,000 as of December 31, 1995, $7,043,000 as of December 31, 1994 and $8,803,000 as of December 31, 1993. As of December 31, 1995, approximately $4,737,000 of the nonaccrual portfolio were collateralized partially by commercial or residential real estate or business assets and approximately $1,226,000 of nonaccrual loans were unsecured. Interest income was not recognized on nonaccrual loans for the years ending December 31, 1995, 1994 and 1993. If such loans had been accruing the entire year under their original terms, the amount of interest income that would have been earned was $649,000, $762,000 and $743,000 for the periods ending December 31, 1995, 1994 and 1993, respectively. Restructured loans totaled $1,570,000, $2,448,000 and $15,139,000 at December 31, 1995, 1994 and 1993, respectively. Interest income recorded on these loans in 1995, 1994 and 1993 was $119,000, $709,000 and $1,159,000,
respectively. Interest income would have been $51,000, $268,000 and $316,000 higher during 1995, 1994 and 1993, respectively, had these loans earned interest in accordance with their original terms.

     The Company has adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors For Impairment of a Loan" ("SFAS 114"), effective January 1, 1995. The new accounting standard requires that impaired loans, which are defined as loans where it is probable that a creditor will not be able to collect both the contractual interest and principal payments, be measured at the present value of expected future cash flows

                              BNH BANCSHARES, INC.

discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent, when assessing the need for a loss accrual. The adoption of the standard resulted in an additional loan loss provision of $500,000 which was recorded in the first quarter of 1995. As of December 31, 1995, the Company's investment in loans that are considered to be impaired under SFAS 114 was $5,590,000 of which $4,703,000 were on a nonaccrual status and $509,000 were classified as troubled debt restructured loans. The remaining $378,000 of loans classified as impaired, which are also classified as potential problem loans, have either experienced slight delinquency problems or collateral deterioration but continue to meet the contractual terms of the loan. As of December 31, 1995, the Company's reserve for loan losses on impaired loans was $2,288,000. The average balance of impaired loans during 1995 was $7,221,000. As of December 31, 1995, $4,703,000 of the Company's impaired loans were nonaccrual loans for which interest income was not recognized. The remaining $887,000 of impaired loans were accruing loans and income was recognized in accordance with the Company's loan accrual policy. No additional loan commitments were made to borrowers whose loans were considered impaired.

     As of December 31, 1995, mortgage loans with a carrying value of $19,917,000 were pledged to secure various borrowing facilities from the Federal Reserve Bank and the Federal Home Loan Bank of Boston.

     The Bank has transactions in the ordinary course of business with directors and officers and companies with which they are associated, which resulted in related party loans aggregating $4,457,000, $7,702,000 and $7,993,000 at December 31, 1995, 1994 and 1993, respectively. During 1995, new loans totaling $657,000 were made and $3,899,000 were either repaid or the obligation is no longer a related party transaction.

     Changes in the allowance for loan losses are as follows:

                                         1995          1994           1993
                                      ----------    -----------    -----------
Balance, January 1 ...............    $6,827,374    $ 9,497,305    $10,574,588
Provision charged to operations ..     3,663,000      9,199,054      4,889,890
Loans charged-off:
 Commercial ......................     4,200,258      5,563,941      4,567,238
 Real Estate:
  Commercial mortgage ............       228,728      6,164,962      1,340,906
  Residential mortgage ...........        89,776        574,223         92,962
 Consumer ........................       367,170        187,006        301,173
                                      ----------    -----------    -----------
    Total ........................     4,885,932     12,490,132      6,302,279
Loan recoveries:
 Commercial ......................       191,950        333,644        174,431
 Real Estate:
  Commercial mortgage ............         3,111        173,116         46,319
  Residential mortgage ...........         5,350         23,901          7,320
 Consumer ........................        87,822         90,486        107,036
                                      ----------    -----------    -----------
    Total ........................       288,233        621,147        335,106
                                      ----------    -----------    -----------
Net loans charged-off ............     4,597,699     11,868,985      5,967,173
                                      ----------    -----------    -----------
Balance, December 31 .............    $5,892,675    $ 6,827,374    $ 9,497,305
                                      ==========    ===========    ===========

                              BNH BANCSHARES, INC.

5. PROPERTY AND EQUIPMENT

     Property and Equipment are summarized as follows:

                                                          December 31,
                                                   ---------------------------
                                                      1995             1994
                                                   ----------       ----------

    Land ....................................      $  175,000       $  175,000
    Building ................................       2,923,649        2,866,045
    Furniture and equipment .................       3,041,006        2,931,487
    Leasehold improvements ..................       1,885,278        1,860,770
                                                   ----------       ----------
    Total cost ..............................       8,024,933        7,833,302
    Less accumulated depreciation
      and amortization ......................      (4,133,184)      (3,693,916)
                                                   ----------       ----------
      Total .................................      $3,891,749       $4,139,386
                                                   ==========       ==========

     The 1995, 1994 and 1993 depreciation and amortization expense on property and equipment was $504,486, $547,035, and $518,776, respectively.

6. OTHER REAL ESTATE OWNED

     Other real estate owned expense was $483,000 for the year ended December 31, 1995 as compared to $1,397,000 and $1,787,000 for the years ended December 31, 1994 and 1993, respectively. These expenses reflect losses on sales and writedowns on OREO properties and associated holding costs. OREO holding costs were $74,000 for the year ended December 31, 1995 as compared to $436,000 and $219,000 for the years ended December 31, 1994 and 1993, respectively. Income earned on OREO was $74,000, $123,000 and $210,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

     OREO activity for the past three years is summarized below:


                                                 1995            1994            1993
                                              ----------      ----------      ----------
Balance, January 1 ......................     $1,852,068      $5,993,229      $8,687,221
Properties added-net ....................        809,467         515,110       2,233,403
Proceeds from OREO sold .................      1,638,665       3,216,030       2,888,221
Gains (losses) on properties sold .......       (126,458)        (76,143)        (24,929)
Other activity ..........................                        480,010         471,151
Property writedowns .....................        282,140         884,088       1,543,094
                                              ----------      ----------      ----------
Balance, December 31 ....................     $  614,272      $1,852,068      $5,993,229
                                              ==========      ==========      ==========

     The following table sets forth the types and number of units of properties which constitute the Company's OREO.


                                                  As of December 31, 1995      As of December 31, 1994
                                                  ------------------------    -------------------------
Types of Properties                               # of Units    Book Value    # of Units     Book Value
-------------------                               ----------    ----------    ----------     ----------
Single Family ...............................          3          $433,405         6         $  323,138
Condominium .................................          2            55,085         1             47,497
Commercial ..................................          2            50,992         5            924,286
Undeveloped Land ............................          3            74,790         5            557,147
                                                      --          --------        --         ----------
  Total .....................................         10          $614,272        17         $1,852,068
                                                      ==          ========        ==         ==========

7. LEASES

     The Bank leases seven offices, including its Main Office and Operations Center space, under noncancellable agreements expiring on various dates through 2006, with various renewal options, and requiring various annual

                              BNH BANCSHARES, INC.

minimum rentals and the payment of property taxes. The Bank also has ground leases for its North Haven and Woodbridge branches which expire in the years 1997 and 2021, respectively. Rental expenses are accrued and charged to operations over the lease term on a straight-line basis. Rental expense amounted to $501,000, $496,000 and $422,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The Bank owns a 25% interest in a partnership which owns the Main Office building and a 50% interest in a partnership which owns its Chapel Street facility.

     The total future minimum rental payments due under the agreements at December 31, 1995 for the years 1996 through 2000 are $583,000, $475,000,
$364,000, $345,000, and $213,000, respectively. Minimum rental payments for all years after 2000 aggregate $1,226,000.

8. FEDERAL HOME LOAN BANK ADVANCES

     The following table illustrates the Bank's advances with the Federal Home Loan Bank of Boston.


                                                           December 31,
                                            --------------------------------------------
                                                   1995                     1994
                                            ------------------        ------------------
                                             Rate      Balance        Rate       Balance
                                            -----      -------        -----      -------
                                                       (Dollars in Thousands)
Due February 27, 1995 ...............                                 5.980%      1,000
Due March 17, 1995 ..................                                 6.390%      1,000
Due May 30, 1995 ....................                                 6.410%      1,000
Due February 14, 1996 ...............       7.200%      1,000
Due March 18, 1996 ..................       6.750%      1,000
Due May 16, 1996 ....................       5.990%      1,500
Due March 27, 1997 ..................       5.860%      1,000
Due May 5, 1997 .....................       6.160%      1,047         6.160%      1,692
                                            -----      ------         -----      ------
  Total .............................                  $5,547                    $4,692
                                                       ======                    ======

     The FHLB Advance due May 5, 1997 is an amortizing advance with a paydown the first day each month. The original balance was $2,000,000.

     As a member of the Federal Home Loan Bank of Boston, the Bank has access to a pre-approved overnight line of credit for up to 2% of its total assets. At December 31, 1995, the Company had $1,997,800 of Federal Home Loan Bank Stock.

9. INCOME TAXES

     Significant components of the provision for income taxes are as follows:

                                    1995            1994            1993
                                -----------       ---------       ---------
Current:
 Federal ..................          15,961                       ($183,058)
 State ....................          23,089          22,480          24,930
                                -----------       ---------       ---------
   Total current ..........      $   39,050       $  22,480       ($158,128)
                                -----------       ---------       ---------
Deferred:
 Federal ..................        (792,315)            --              --
 State ....................        (280,685)            --              --
                                -----------       ---------       ---------
   Total deferred .........      (1,073,000)              0               0
                                -----------       ---------       ---------
                                ($1,033,950)      $  22,480       ($158,128)
                                ===========       =========       =========

                              BNH BANCSHARES, INC.

     Following is a reconcilement of the statutory federal income tax rate applied to pre-tax accounting income with the income tax provisions in the statement of operations:


                                                                       1995            1994            1993
                                                                  -----------      ----------      ----------
Tax (benefit) at statutory rate ...........................        $  264,122     ($2,096,327)     ($ 907,748)
State tax, net of federal tax benefits ....................           385,202        (451,086)       (203,473)
Valuation Allowance .......................................        (1,877,951)      2,620,200       1,212,258
Prior year overprovision ..................................                                          (183,058)
Expiration of state net operating losses ..................           110,904
Dividend received deduction ...............................           (70,401)        (59,493)        (81,410)
Effect of state tax reduction .............................            99,300
Other, net ................................................            54,874           9,186           5,303
                                                                  -----------      ----------      ----------
Provision (benefit) for income taxes ......................       ($1,033,950)     $   22,480      ($ 158,128)
                                                                  ===========      ==========      ==========


     The components of the Company's net deferred tax assets at December 31 are as follows:


                                                                      1995            1994            1993
                                                                  -----------     -----------     -----------
Deferred tax assets:
 Operating loss carryforwards .............................       $ 7,357,222     $ 7,080,008     $ 3,890,487
 Loan loss allowance ......................................         2,003,510       2,321,180       3,229,084
 OREO provisions ..........................................           239,746       1,164,400       1,514,234
 SFAS 115 valuation .......................................            75,625         569,670               0
 State taxes ..............................................         2,757,584       3,243,167       2,650,073
 Accrued and other items ..................................           971,619         674,119         599,297
                                                                  -----------     -----------     -----------
  Total deferred tax assets ...............................        13,405,306      15,052,544      11,883,175
                                                                  -----------     -----------     -----------
Deferred tax liabilities:
 Bad debt recapture .......................................           331,493         497,238         662,984
 Other ....................................................            38,453         120,569         102,494
                                                                  -----------     -----------     -----------
  Total deferred tax liabilities ..........................           369,946         617,807         765,478
                                                                  -----------     -----------     -----------
Deferred tax assets .......................................        13,035,360      14,434,737      11,117,697
Valuation allowance .......................................        11,962,360      14,434,737      11,117,697
                                                                  -----------     -----------     -----------
  Net deferred tax assets .................................       $ 1,073,000     $         0     $         0
                                                                  ===========     ===========     ===========

     The Company adopted SFAS No. 109, "Accounting for Income Taxes", on a prospective basis effective January 1, 1993 as explained in Note 1. No income tax provision or benefit was incurred at the time of adoption.

     The Company will only recognize a deferred tax asset when, based upon available evidence, realization is more likely than not. Accordingly, at December 31, 1995, the Corporation has reduced its valuation allowance against deferred tax assets based on anticipated future taxable income resulting in a tax benefit of $1,073,000. The deferred assets at December 31, 1994 and 1993 were fully reserved by the valuation allowance.

     The Company has federal and state net operating loss carryforwards for tax return purposes as follows:


                          Year            Year of                          Year            Year of
         Federal        Generated       Expiration           State       Generated       Expiration
        ---------       ---------       ----------       ----------      ---------       ----------
           34,426         1987             2002
        5,498,418         1991             2006
        1,172,833         1992             1997
        1,163,642         1992             2007           9,780,356         1991            1996
        2,981,903         1993             1998           7,127,720         1992            1997
          591,388         1993             2008           3,537,269         1993            1998
        9,673,239         1994             2009           9,645,595         1994            1999
          523,039         1994             2010             487,168         1995            2000
       ----------                                        ----------
       21,638,888                                        30,578,108
       ==========                                        ==========

                              BNH BANCSHARES, INC.

     Federal and state net operating losses must be utilized in order beginning with the earliest year in which the losses were generated. The federal net operating loss of $5,498,416 generated in 1991 and expiring in 2006 must be utilized prior to the net operating losses of $1,172,833 and $2,981,903 which expire in 1997 and 1998, respectively.

     Future changes in the ownership of the Company could limit the utilization of federal tax carryforwards under Internal Revenue Code Section 382.

10. COMMITMENTS AND CONTINGENT LIABILITIES

     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments expose the Company to credit risk in excess of the amount recognized in the balance sheet.

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial investment for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

     Total credit exposure related to these items at December 31, 1995 and 1994 is summarized below:

                                                            1995          1994
                                                           ------       -------
                                                          (dollars in thousands)

Loan commitments .....................................    $ 4,284       $ 4,777
Unadvanced portion of lines of credit ................     15,657        14,248
Unadvanced portion of home equity lines of credit ....      3,819         2,584
Standby letters of credit ............................      1,967         2,641

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained (if deemed necessary by the Company) upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held is primarily commercial and residential real property. Interest rates on approved loan commitments, home equity loans and lines of credit are a combination of fixed and variable interest rates.

     The Bank is required to maintain certain average reserve balances under requirements specified by the Federal Reserve Board. The average balance of such reserves during 1995 was approximately $5,464,000.

11. SHAREHOLDERS' EQUITY

     The Company has 30,000,000 common shares authorized for issuance.

     The Company's principal assets are its investments in its wholly-owned subsidiaries, The Bank of New Haven and Northeastern Capital Corporation. The Company may declare and pay dividends only out of funds legally available and pays cash dividends from its undivided profits (losses). Dividends from the Bank are the primary source of funds for the Company. The payment of dividends by the Bank is restricted by various state and federal statutory and regulatory limitations and the need to maintain minimum regulatory capital levels.

     Banking regulations also prohibit extensions of credit by the Bank to the Company unless appropriately secured by collateral. The Company's undivided losses component of shareholders' equity has increased from ($27,217,000) as of December 31, 1993 to ($33,393,000) as of December 31, 1994 and decreased to ($31,582,000) as of December 31, 1995. Because, under Connecticut law, the Company may declare and pay cash dividends only out of unreserved and unrestricted undivided profits, the Company has suspended payment of its quarterly cash dividend and the Company's ability to pay cash dividends in future quarters is restricted until such funds are available therefor. The Company during 1993 completed a rights offering of common stock to existing shareholders and standby purchasers. The rights offering resulted in the issuance of 10,404,000 new shares of common stock at a subscription price of $1.25 per common share. The Company contributed the net proceeds, $11,992,000, from the rights offering to the Bank in a manner that such proceeds constituted Tier 1 leverage capital for regulatory purposes.

                              BNH BANCSHARES, INC.

12. EMPLOYEE BENEFITS

     In 1990, the Company authorized a Section 401(k) Profit Sharing Plan. The plan, which began January 1, 1991, allows employees to make tax-deferred contributions which can be invested in various investment vehicles, including the Company's Common Stock. The Company, at the option of its directors, may elect to match a portion of these employee contributions to the plan with Company funds. Total profit sharing expense for the year ended December 31, 1995 was $40,000 and no expense was incurred in 1994 and 1993.

13. STOCK OPTION PLANS

     In 1986, the Company adopted the 1986 BNH Bancshares, Inc. Stock Option Plan ("the 1986 Option Plan"). Under the 1986 Option Plan, the Company may grant incentive stock options or nonqualified stock options and/or stock appreciation rights to key employees of the Company and its subsidiaries. At December 31, 1995, 1994 and 1993, 56,183 shares of common stock remained available for issuance upon the exercise of outstanding and future grants of awards under the 1986 Option Plan. The option price is equal to the fair market value of the shares on the date of grant. All options are exercisable from six months to three years after the date of grant and expire five years after the date of grant. As of December 31, 1995, 1994 and 1993, there were 17,100, 38,575 and 38,575, respectively, options outstanding under the 1986 Option Plan that were exercisable by employees.

     In 1992, the Company adopted the BNH Bancshares, Inc. 1992 Stock Incentive Plan (the "1992 Incentive Plan"). Under the 1992 Incentive Plan, the Company may grant incentive stock options or nonqualified stock options, stock appreciation rights, unrestricted or restricted stock or other performance awards to key employees of the Company and its subsidiaries. The Salary and Benefits Committee of the Company's Board of Directors made awards of non-qualified stock options to certain key employees of the Company on December 15, 1993 and on August 15, 1995. Pursuant to the 1993 Option awards, options are exercisable from one year to three years after the date of grant and expire five years after the date of grant. The 1993 options have an exercise price of $2.4375 which represents a 50% premium over the fair market value of the Company's Common Stock on the date of grant. Under the 1995 option awards, the options have a five-year term, with one-half of the options exercisable on the first anniversary of the grant date and the remainder exercisable on the second anniversary of the grant date. The option exercise price initially is $1.375 (which is the fair market value of the Company's Common Stock on the date of grant) and increases 8.4% on each anniversary of the grant date over the five-year term of the option. The 1995 Option Agreements provide that the exercisability of the options may be accelerated in the event of a change in control of the Company as defined therein. As of December 31, 1995, 1994 and 1993, there were 247,761, 92,887 and 92,887 options outstanding under the 1992 Incentive Plan and 250,000 shares of common stock remain available for issuance for outstanding and future grants. As of December 31, 1995, there were 60,811 options exercisable under the 1992 Plan.

     The combined activity for each year in the three-year period for all outstanding options is as follows:


                                                               Year ended December 31
                                                  -----------------------------------------------
                                                      1995              1994             1993
                                                  ------------       -----------      -----------
Options outstanding, beginning of year ......          131,462           131,462           44,250
Options exercised ...........................                0                 0                0
Options granted .............................          156,909                 0           92,887
Options canceled ............................          (23,600)                0           (5,675)
                                                  ------------       -----------      -----------
Options outstanding, end of year ............          264,771           131,462          131,462
                                                  ============       ===========      ===========
Option price range per share ................     $1.375-$4.00       $2.44-$6.25      $2.44-$6.25
                                                  ------------       -----------      -----------
Weighted Average Option Price per share .....            $1.91             $3.26            $3.26
                                                  ------------       -----------      -----------

     The Company maintains for members of the Board of Directors the BNH Bancshares, Inc. Stock Option Plan for Non-Employee Directors (the "Director Plan") which was adopted in 1992. The purpose of the Director Plan is to attract and retain the continued services of directors of the Company with the requisite qualifications and to encourage such directors to secure or increase on reasonable terms their stock ownership in the Company.

     Two types of options can be granted under the Director Plan. "Annual Stock Options" to purchase 1,000 shares of common stock are granted each year to non-employee directors. The Annual Options are exercisable six months

                              BNH BANCSHARES, INC.

after their grant date and expire ten years from the grant date unless terminated earlier in accordance with the Director Plan. The exercise price for each Annual Option will be the greater of the fair market value of the Company's Common Stock on the date of grant or the par value of the Common Stock on the date of exercise. As of December 31, 1995, 1994 and 1993, there were 57,000, 45,000 and 32,000 annual options outstanding, respectively, which can be exercised at prices from $1.25 to $1.50 per share.

     The Director Plan also makes available "Deferred Compensation Options" which provide that each non-employee director may elect to receive nonqualified stock options in lieu of all or part of the retainers and fees paid to them for service on the Board. Deferred Compensation Options can be exercised after six months and expire ten years after the date of grant. No Deferred Compensation Options were issued as of December 31, 1995.

     The aggregate number of shares of Common Stock subject to options granted under the Director Plan in any calendar year may not exceed 2.5% of the number of shares of common stock outstanding on January 1st of that year.

14. PARENT COMPANY FINANCIAL INFORMATION

     The condensed financial statements of BNH Bancshares, Inc. are as follows:

                    CONDENSED STATEMENT OF FINANCIAL POSITION


                                                                        December 31,
                                                               -----------------------------
                                                                   1995             1994
                                                               -----------       -----------
ASSETS
Cash on deposit with bank subsidiary ....................      $     3,559       $    73,871
Investment in bank subsidiary ...........................       15,584,309        12,301,585
Investment in nonbank subsidiary ........................              925             7,285
Other ...................................................            3,930                 0
                                                               -----------       -----------
  Total assets ..........................................      $15,592,723       $12,382,741
                                                               ===========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities .............................................      $         0       $    27,082
Shareholders' equity ....................................       15,592,723        12,355,659
                                                               -----------       -----------
  Total liabilities and shareholders' equity ............      $15,592,723       $12,382,741
                                                               ===========       ===========


                        CONDENSED STATEMENT OF OPERATIONS


                                                                             Year ended December 31,
                                                                ---------------------------------------------
                                                                   1995             1994              1993
                                                                ----------       -----------      -----------
Interest on deposits with bank subsidiary ...............       $      311       $     8,093      $     7,761
Operating expenses ......................................          (45,896)          145,052          129,567
                                                                ----------       -----------      -----------
Loss before taxes .......................................          (45,585)         (136,959)        (121,806)
                                                                ----------       -----------      -----------
Loss before equity in undistributed
 loss of subsidiaries ...................................          (45,585)         (136,959)        (121,806)
Equity in undistributed income (loss) of:
 Bank subsidiary ........................................        1,856,439        (5,946,391)      (2,345,205)
 Nonbank subsidiary .....................................              (76)         (104,797)         (44,707)
                                                                ----------       -----------      -----------
Net income (loss) .......................................       $1,810,778       $(6,188,147)     $(2,511,718)
                                                                ==========       ===========      ===========

                              BNH BANCSHARES, INC.

                        CONDENSED STATEMENT OF CASH FLOWS


                                                                          Year ended December 31,
                                                               ----------------------------------------------
                                                                   1995             1994              1993
                                                               -----------        ----------      -----------
Operating activities:
   Net income (loss) .....................................     $ 1,810,778       ($6,188,147)    ($ 2,511,718)
Adjustments for items not affecting cash:
   Equity in undistributed loss of subsidiaries ..........      (1,856,363)        6,051,188        2,389,912
   Other, net ............................................         (31,012)           (2,776)           2,196
                                                               -----------        ----------      -----------
   Net cash used by operating activities .................         (76,597)         (139,735)        (119,610)
Financing activities:

   Rights offering proceeds ..............................               0                 0       11,992,442
   Transfer from nonbank subsidiary ......................           6,285                 0                0
                                                               -----------        ----------      -----------
    Net cash provided from financing activities ..........           6,285                 0       11,992,442
                                                               -----------        ----------      -----------
Investing activities:
   Capital contribution to bank subsidiary ...............               0          (300,000)     (11,850,223)
   Capital contribution from nonbank subsidiary ..........               0                 0          100,000
                                                               -----------        ----------      -----------
   Net cash used by investing activities .................               0          (300,000)     (11,750,223)
                                                               -----------        ----------      -----------
   Net (decrease) increase in cash .......................         (70,312)         (439,735)         122,609
   Cash and due from banks at beginning of year ..........          73,871           513,606          390,997
                                                               -----------        ----------      -----------
    Cash and due from banks at end of year ...............     $     3,559        $   73,871      $   513,606
                                                               ===========        ==========      ===========


15. CONCENTRATION OF CREDIT RISK

     The Company primarily makes loans for commercial, industrial, consumer and real estate purposes to individuals and businesses in the greater New Haven area. Commercial loans, which totaled $59,145,000, or 29% of total loans, as of December 31, 1995 as compared to $67,418,000, or 33%, as of December 31, 1994, primarily consist of obligations of small and medium-sized business entities located in the Company's market area. Commercial loans are generally collateralized by business assets, commercial real estate and, on occasion, residential real estate. The Company prefers not to lend to even its most creditworthy borrowers on an unsecured basis, and, accordingly, will take residential real estate as collateral for a commercial loan. The source of collateral does not always correlate with the borrower's use of the loan proceeds.

     The Company's consumer loan portfolio totaled $45,433,000, or 22% of total loans, as of December 31, 1995 as compared to $45,866,000, or 22%, as of December 31, 1994. Consumer loans consist of automobile loans where applications are taken directly at the Bank branch locations and also at the point of sale through automobile dealerships. Other types of consumer loans can generally be classified as all purpose loans used for financing, among other things, education, home improvement and debt consolidation.

     The Company's mortgage portfolio consists of both commercial and residential mortgages. As of December 31, 1995, the commercial mortgage portfolio totaled $54,519,000, or 27% of the total loan portfolio, as compared to $57,097,000, or 28%, as of December 31, 1994. The residential mortgage portfolio totaled $45,399,000, or 22% of the total loan portfolio, as of December 31, 1995 as compared to $36,605,000, or 17%, as of December 31, 1994. Most of the Company's mortgage loans are made to commercial entities and individuals located within the Company's market area.

                              BNH BANCSHARES, INC.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of the Company's financial assets and liabilities for the years ended December 31, 1995 and 1994 are as follows:


                                                                    1995                         1994
                                                           -----------------------      -----------------------
                                                             Fair        Carrying         Fair         Carrying
                                                            Amount         Value         Amount          Value
                                                           --------       --------      --------       --------
                                                                          (dollars in thousands)
Financial assets:
 Cash and due from bank                                    $ 19,818       $ 19,818      $ 22,012       $ 22,012
 Federal funds sold                                           5,800          5,800             0              0
 Investment securities:
  Held to maturity                                           23,825         23,831        36,597         38,799
  Available for sale                                         42,767         42,767        29,156         29,156
 Loans                                                      192,059        204,496       194,410        206,986
 Less: allowance for loan losses                                            (5,893)                      (6,827)
                                                           --------       --------      --------       --------
                                                            284,269        290,819       282,175        290,126
                                                           --------       --------      --------       --------
Financial liabilities:
 Time deposits                                              120,002        118,521       119,577        119,348
 Other deposits                                             157,816        158,243       158,816        158,368
 Federal Home Loan Bank advances                              5,574          5,547         4,645          4,692
 Federal funds purchased and securities
  sold under repurchase agreements                                                         3,561          3,561
                                                           --------       --------      --------       --------
                                                           $283,392       $282,311      $286,599       $285,969
                                                           --------       --------      --------       --------

                CONSOLIDATED QUARTERLY FINANCIAL DATA (unaudited)

                  (dollars in thousands, except per share data)


                                             First         Second         Third         Fourth         Year
                                            Quarter        Quarter       Quarter        Quarter        Total
                                            -------       -------        -------        -------      --------
1995
  Net interest income ................      $ 3,334       $ 3,242        $ 3,091        $ 3,197      $ 12,864
  Provision for loan losses(1) .......       (1,394)         (894)          (775)          (600)       (3,663)
  Other income .......................          689           748            853            767         3,057
  Net gain (loss) on investment
   securities ........................            0             6              0             (1)            5
  Operating expenses .................       (2,892)       (2,885)        (2,811)        (2,898)      (11,486)
                                            -------       -------        -------        -------      --------
  Income (loss) before taxes .........         (263)          217            358            465           777
  Provision for income taxes .........         (485)            5              5           (559)       (1,034)
                                            -------       -------        -------        -------      --------
  Net income (loss) ..................      $   222       $   212        $   353        $ 1,024      $  1,811
                                            =======       =======        =======        =======      ========
  Net income (loss) per common
   share .............................      $  0.02       $  0.01        $  0.02        $  0.07      $   0.12
  Weighted average shares ............   14,726,650    14,726,650     14,726,650     14,726,650    14,726,650

1994
  Net interest income ................      $ 3,039       $ 3,183        $ 3,407        $ 3,469      $ 13,098
  Provision for loan losses(1) .......          828         7,051            563            757         9,199
  Other income .......................          693           679            617            664         2,653
  Net loss on investment
   securities ........................           (6)            0              0            (43)          (49)
  Operating expenses .................        3,209         3,299          3,194          2,967        12,669
                                            -------       -------        -------        -------      --------
  Income (loss) before taxes .........         (311)       (6,488)           267            366        (6,166)
  Provision for income taxes .........           15             2              1              4            22
                                            -------       -------        -------        -------      --------
  Net income (loss) ..................      $  (326)      $(6,490)       $   266        $   362      $ (6,188)
                                            =======       =======        =======        =======      ========

  Net income (loss) per common
  share ..............................      $ (0.02)      $ (0.44)       $  0.02        $  0.02      $  (0.42)

  Weighted average shares ............   14,726,650    14,726,650     14,726,650     14,726,650    14,726,650

--------------


(1)  See discussion of provision for loan losses on page 19.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On October 19, 1995, the Audit Committee of the Board of Directors of the Company recommended and the Board of Directors of the Company approved the dismissal of Price Waterhouse LLP, effective October 19, 1995, as the independent accountants engaged to perform the audit examination of the Company's financial statements for the year ending December 31, 1995. On October 19, 1995, the Company notified Price Waterhouse LLP of the Board of Directors' decision to replace Price Waterhouse LLP as independent accounts of the Company. Price Waterhouse LLP acted as the auditors of the Company from the fiscal year ending December 31, 1987.

     The reports of Price Waterhouse LLP on the financial statements of the Company for the past two years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except that their report on the Company's financial statements for the year ended December 31, 1993 included an explanatory paragraph regarding the uncertainty that the Company could continue as a going concern.

     During the Company's two most recent fiscal years and the subsequent interim period ending October 19, 1995, there were no disagreements with Price Waterhouse LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Price Waterhouse LLP, would have caused Price Waterhouse LLP to make reference thereto in their report on the financial statements for such years.

     On October 19, 1995, the Audit Committee of the Board of Directors recommended and the Company's Board of Directors approved the engagement of Coopers & Lybrand L.L.P., effective October 19, 1995, to perform the audit examination of the Company's financial statements for the year ending December 31, 1995. During the Company's two most recent fiscal years and through October 19, 1995, the Company has not consulted with Coopers & Lybrand L.L.P. on items which (1) were or should have been subject to SAS 50 or (2) concerned with subject matter of a disagreement or reportable event with the former auditor.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 appears on pages 2 through 4, ELECTION OF DIRECTORS, and page 14, COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934, of the Company's definitive proxy statement dated March 22, 1996 and is incorporated by reference in this annual report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 appears on pages 7 through 13, COMPENSATION OF DIRECTORS and COMPENSATION OF EXECUTIVE OFFICERS, of the Company's definitive proxy statement dated March 22, 1996 and is incorporated by reference in this annual report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 appears on pages 4 through 6, SECURITY OWNERSHIP, of the Company's definitive proxy statement dated March 22, 1996 and is incorporated by reference in this annual report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 appears on page 14, RELATED PARTY TRANSACTIONS, of the Company's definitive proxy statement dated March 22, 1996 and is incorporated by reference in this annual report on Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The financial statements listed on the index set forth in Item 8 of this Annual Report on Form 10-K are filed as part of this Annual Report.

     Financial Statement schedules are not required under the related instructions of the Securities and Exchange Commission or are inapplicable and, therefore, have been omitted except that the report of Price Waterhouse LLP, the Company's predecessor accountant, is filed herewith (at page 36) in accordance with instructions under Rule 14a-3 under the Securities Exchange Act of 1934, as amended.

     The exhibits listed below are incorporated herein by reference or filed herewith, as indicated.

Exhibits
--------
 3(a) The Amended and Restated Certificate of Incorporation of BNH Bancshares, Inc. is incorporated by reference to Exhibit 3(a) of Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 33-61638 at pages 180 to 207.

 3(b) The By-laws of BNH Bancshares, Inc., as amended March 19, 1991, is incorporated by reference to Exhibit 3(b) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 at pages 75-85.

10(a) The 1986 BNH Bancshares, Inc. Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10(a) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 at pages 44 to 65. This is a compensatory plan for employees of the Company and its subsidiaries.

10(b) BNH Bancshares, Inc. 1985 Warrant Plan for Directors is incorporated herein by reference to Exhibit B of the Company's Proxy
       Statement--Prospectus dated March 29, 1985 contained in Registration No. 2-96217. This is a compensatory plan for directors of the Company.

10(c) The BNH Bancshares, Inc. 1992 Stock Incentive Plan, amended effective March 19, 1996, is filed herewith at page 63. This is a compensatory plan for employees of the Company and its subsidiaries.

10(d) The BNH Bancshares, Inc. Stock Option Plan for Non-Employee Directors is incorporated by reference to Exhibit 10(z) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 at page 93. This is a compensatory plan for directors of the Company.

10(e) Employment Agreement between The Bank of New Haven and F. Patrick McFadden, Jr., dated as of May 1, 1993, is incorporated by reference to
       Exhibit 10(aa) of the Company's Registration Statement on Form S-1, Registration No. 33-61638, at pages 175 to 186. This is a compensatory arrangement.

10(f) Executive Compensation and Severance Pay Agreement between The Bank of New Haven and F. Patrick McFadden, Jr. dated as of March 21, 1995 is incorporated by reference to Exhibit 10(g) of the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1995 at page 45. This is a compensatory arrangement.

10(g) Executive Compensation and Severance Pay Agreement between The Bank of New Haven and John F. Trentacosta dated as of March 21, 1995 is incorporated by referenced to Exhibit 10(h) of the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1995 at page
       61. This is a compensatory arrangement.

10(h) Executive Compensation and Severance Pay Agreement between The Bank of New Haven and Lorraine K. Young dated as of March 21, 1995 is incorporated by reference to Exhibit 10(i) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 at page 77. This is a compensatory arrangement.

10(i) Executive Compensation and Severance Pay Agreement between The Bank of New Haven and Thomas J. Cahill dated as of March 21, 1995 is incorporated by reference to Exhibit 10(j) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 at page 93. This is a compensatory arrangement.

10(j) Executive Compensation and Severance Pay Agreement between The Bank of New Haven and Richard R. Barredo dated as of March 21, 1995 is incorporated by reference to Exhibit 10(k) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 at page 106. This is a compensatory arrangement.

10(k) Executive Compensation and Severance Pay Agreement between The Bank of New Haven and Mark A. Candido dated as of March 21, 1995 is incorporated by reference to Exhibit 10(l) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 at page 119. This is a compensatory arrangement.

22 Subsidiaries of the Registrant is incorporated by reference to Exhibit 22 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 at page 153.

23(a) Consent of Independent Accountants (Coopers & Lybrand L.L.P.) is filed herewith at page 84.

23(b) Consent of Independent Accountants (Price Waterhouse LLP) is filed herewith at page 85.

24     Power of Attorney is filed herewith at page 86.

27     Financial Data Schedule.

  (b) Reports on Form 8-K. On October 25, 1995, the Company filed a Current Report on Form 8-K reporting that the Audit Committee of the Board of Directors of the Company recommended and the Board of Directors of the Company approved (1) the dismissal of Price Waterhouse LLP, effective October 19, 1995, as the independent accountants engaged to perform the audit examination of the Company's financial statements for the year ending December 31, 1995 and (2) the engagement of Cooper & Lybrand L.L.P., effective October 19, 1995, to perform the audit examination of the Company's financial statements for the year ending December 31, 1995.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                BNH BANCSHARES, INC.

                                By /s/ F. PATRICK McFADDEN, JR.
                                   -------------------------------------------
                                       F. Patrick McFadden, Jr.,
                                       President and Chief Executive Officer

Dated: March 20, 1996

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                By /s/ F. PATRICK McFADDEN, JR.
                                   -------------------------------------------
                                       F. Patrick McFadden, Jr.,
                                       President and Chief Executive Officer

Dated: March 20, 1996

                                By /s/ JOHN F. TRENTACOSTA
                                   -------------------------------------------
                                       John F. Trentacosta
                                       Executive Vice President and Chief
                                       Financial Officer (Principal Financial
                                       Officer and Principal Accounting Officer)

Dated: March 20, 1996

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                        Title                  Date
          ---------                       ------                  ----
             *                           Director         Dated: March 20, 1996
-------------------------------
       Richard L. Ades

             *                           Director         Dated: March 20, 1996
-------------------------------
       Martin R. Anastasio

             *                           Director         Dated: March 20, 1996
-------------------------------
       Thomas M. Donegan

             *                           Director         Dated: March 20, 1996
-------------------------------
       Theodore F. Hogan

             *                           Director         Dated: March 20, 1996
-------------------------------
       Lawrence M. Liebman

             *                           Director         Dated: March 20, 1996
-------------------------------
       Carl M. Porto

             *                           Director         Dated: March 20, 1996
-------------------------------
       Stephen P. Ahern

             *                           Director         Dated: March 20, 1996
-------------------------------
       George M. Dermer

          Signature                        Title                  Date
          ---------                        -----                  ----

             *                           Director         Dated: March 20, 1996
-------------------------------
       Victor B. Hallberg

             *                           Director         Dated: March 20, 1996
-------------------------------
       Karl J. Jalbert

             *                           Director         Dated: March 20, 1996
-------------------------------
       F. Patrick McFaden, Jr.

             *                           Director         Dated: March 20, 1996
-------------------------------
       Vincent A. Romei

             *                           Director         Dated: March 20, 1996
-------------------------------
       Cheever Tyler

             *                           Director         Dated: March 20, 1996
-------------------------------
       Stanley Scholsohn

  /S/  F. PATRICK McFADDEN, JR.                            Dated: March 20, 1996
-------------------------------
       F. Patrick McFadden, Jr.
       Attorney-in-Fact


-------------

* F. Patrick McFadden, Jr., by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons.

                                  EXHIBIT INDEX

Number                                                                            Page
------                                                                            ----


 3(a) The Amended and Restated Certificate of Incorporation of BNH Bancshares, Inc. is incorporated by reference to Exhibit 3(a) of Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 33-61638 at pages 180 to 207.

 3(b) The By-laws of BNH Bancshares, Inc., as amended March 19, 1991, is incorporated by reference to Exhibit 3(b) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 at pages 75-85.

10(a) The 1986 BNH Bancshares, Inc. Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10(a) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 at pages 44 to 65. This is a compensatory plan for employees of the Company and its subsidiaries.

10(b) BNH Bancshares, Inc. 1985 Warrant Plan for Directors is incorporated herein by reference to Exhibit B of the Company's Proxy
       Statement--Prospectus dated March 29, 1985 contained in Registration No. 2-96217. This is a compensatory plan for directors of the Company.

10(c) The BNH Bancshares, Inc. 1992 Stock Incentive Plan, amended effective March 19, 1996, is filed herewith at page 63. This is a compensatory plan for employees of the Company and its subsidiaries.

10(d) The BNH Bancshares, Inc. Stock Option Plan for Non-Employee Directors is incorporated by reference to Exhibit 10(z) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 at page 93. This is a compensatory plan for directors of the Company.

10(e) Employment Agreement between The Bank of New Haven and F. Patrick McFadden, Jr., dated as of May 1, 1993, is incorporated by reference to
       Exhibit 10(aa) of the Company's Registration Statement on Form S-1, Registration No. 33-61638, at pages 175 to 186. This is a compensatory arrangement.

10(f) Executive Compensation and Severance Pay Agreement between The Bank of New Haven and F. Patrick McFadden, Jr. dated as of March 21, 1995 is incorporated by reference to Exhibit 10(g) of the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1995 at page 45. This is a compensatory arrangement.

10(g) Executive Compensation and Severance Pay Agreement between The Bank of New Haven and John F. Trentacosta dated as of March 21, 1995 is incorporated by referenced to Exhibit 10(h) of the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1995 at page
       61. This is a compensatory arrangement.

10(h) Executive Compensation and Severance Pay Agreement between The Bank of New Haven and Lorraine K. Young dated as of March 21, 1995 is incorporated by reference to Exhibit 10(i) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 at page 77. This is a compensatory arrangement.

10(i) Executive Compensation and Severance Pay Agreement between The Bank of New Haven and Thomas J. Cahill dated as of March 21, 1995 is incorporated by reference to Exhibit 10(j) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 at page 93. This is a compensatory arrangement.

10(j) Executive Compensation and Severance Pay Agreement between The Bank of New Haven and Richard R. Barredo dated as of March 21, 1995 is incorporated by reference to Exhibit 10(k) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 at page 106. This is a compensatory arrangement.

10(k) Executive Compensation and Severance Pay Agreement between The Bank of New Haven and Mark A. Candido dated as of March 21, 1995 is incorporated by reference to Exhibit 10(l) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 at page 119. This is a compensatory arrangement.

22 Subsidiaries of the Registrant is incorporated by reference to Exhibit 22 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 at page 153.

23(a) Consent of Independent Accountants (Coopers & Lybrand L.L.P.) is filed herewith at page 84.

23(b) Consent of Independent Accountants (Price Waterhouse LLP) is filed herewith at page 85.

24     Power of Attorney is filed herewith at page 86.

27     Financial Data Schedule.