Form 10-Q
period 1996-03-31
BNH BANCSHARES INC
filed 1996-05-15
CIK 764205

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  Form 10-Q

  [X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                                     OR
  [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarter Ended March 31, 1996

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


       CLASS                                      February 28, 1996

  Common Stock (no par value)                        14,726,650









BNH BANCSHARES, INC.


PART I.  FINANCIAL INFORMATION



Item 1.   Financial Statements:                                   Page


Consolidated Statement of Financial Position as of
March 31, 1996, December 31, 1995                                   3


Consolidated Statement of Operations for the three
months ended March 31, 1996 and March 31, 1995                      4


Consolidated Statement of Changes in Shareholders'
Equity for the three months ended March 31, 1996
and March 31, 1995                                                  5


Consolidated Statement of Cash Flows for the three
months ended March 31, 1996 and March 31, 1995                      6


Notes to Consolidated Financial Statements                          7



Item 2.   Management's Discussion and Analysis of
Financial Condition and Results of Operations                       9




Part II.  Other Information

Items 1-5 Not Applicable                                            21

Items 6   Exhibits and Reports on Form 8-K                          21

          SIGNATURES                                                22

                               BNH BANCSHARES, INC.
                CONSOLIDATED STATEMENT OF FINANCIAL POSITION


ASSETS                                  March 31, 1996     Dec. 31, 1995
                                        (unaudited)
                                        _______________    ______________
Cash and due from banks                  $ 17,130,809       $ 19,818,406
Federal funds sold                          9,475,000          5,800,000
Investment securities:
 Held to Maturity, at amortized cost       23,832,914         23,830,868
 Available for Sale, at fair value         39,187,625         42,766,901
Loans less unearned discount              203,551,912        204,495,433
Less allowance for loan losses             (5,163,528)        (5,892,675)
                                          ___________        ___________

Loans - net                               198,388,384        198,602,758
Property and equipment-net                  3,878,572          3,891,749
Accrued interest receivable                 2,121,523          2,052,832
Other real estate owned                     1,617,567            614,272
Other assets                                1,832,628          1,533,294
                                          ___________        ___________

TOTAL                                    $297,465,023       $298,911,080

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
 Demand deposits                         $ 46,266,465       $ 52,320,298
 NOW accounts                              41,892,385         44,018,506
 Money market accounts                     29,370,041         29,395,173
 Savings deposits                          32,591,069         32,508,789
 Time deposits under $100,000             108,082,988        103,719,077
 Time deposits $100,000 or more            14,494,501         14,802,638
                                          ___________        ___________
Total deposits                            272,697,449        276,764,481
Federal funds purchased and
 securities sold under
 repurchase agreements                        300,000                  0
FHLB Advances                               7,547,116          5,546,683
Accrued interest payable                      439,155            404,262
Accrued income taxes
 and other liabilities                        509,947            602,931
                                          ___________        ___________
Total liabilities                         281,493,667        283,318,357

Shareholders' equity:
  Common stock, $.01, stated value;
   issued 14,745,756,
   authorized 30,000,000                     147,458            147,458
  Capital surplus                         47,523,492         47,523,492
  Undivided losses                       (30,848,032)       (31,581,840)
  Net unrealized losses on investment
   securities available for sale            (604,391)          (249,216)
  Treasury stock (19,106 shares)            (247,171)          (247,171)
                                         _____________      _____________
Total shareholders' equity                 15,971,356         15,593,723
                                         _____________      _____________
TOTAL                                    $297,465,023       $298,911,080


See accompanying Notes to Consolidated Financial Statements.


                          BNH BANCSHARES, INC.
                 CONSOLIDATED STATEMENT OF OPERATIONS
                               (Unaudited)


                                                 Three Months Ended March 31,
                                                   1996            1995
INTEREST INCOME:
Loans                                            $4,427,231      $4,592,305
Investment securities:
 Held to maturity                                   329,353         503,388
 Available for sale                                 582,123         467,028
Federal funds sold                                   49,734           7,900
                                                 __________      __________
Total interest income                             5,388,441       5,570,621

INTEREST EXPENSE:
Time deposits $100,000 or more                      198,456         139,488
Time deposits under $100,000                      1,474,004       1,359,861
Other deposits                                      583,470         550,214
Other borrowings                                    105,951         187,340
                                                  _________       _________
Total interest expense                            2,361,880       2,236,903
                                                  _________       _________
NET INTEREST INCOME                               3,026,561       3,333,718
PROVISION FOR LOAN LOSSES                          (576,000)     (1,394,000)
                                                  _________      __________
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                        2,450,561       1,939,718

OTHER INCOME:
Service charges                                     508,813         535,345
Other income                                        271,721         153,512
Net gain on sale of investments                       7,242               0
                                                  _________       _________
Total other income                                  787,776         688,857
                                                  _________       _________
OPERATING EXPENSES:
Salaries and employee benefits                    1,371,341       1,361,539
Occupancy                                           354,428         335,140
Advertising and promotion                            85,624         113,519
Office stationery and supplies                       75,658          53,433
Examination and
 professional fees                                  201,421         148,229
Insurance                                           106,973         265,653
Other real estate owned                              46,244         168,854
Other                                               488,339         445,784
                                                  _________       _________
Total operating expenses                          2,730,028       2,892,151

NET INCOME(LOSS) BEFORE INCOME TAXES                508,308        (263,576)

PROVISION(BENEFIT) FOR INCOME TAXES                (225,500)       (485,500)
                                                  _________      __________
NET INCOME                                         $733,808      $  221,924


NET INCOME(LOSS) PER COMMON SHARE                     $0.05           $0.02

Weighted average number of common
 shares outstanding
 during the period                               14,726,650      14,726,650


See accompanying Notes to Consolidated Financial Statements.


                               BNH BANCSHARES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                    (Unaudited)


                                            March 31, 1996     March 31, 1995
                                            ______________     ______________

SHAREHOLDERS' EQUITY at beginning of period $15,592,723        $12,355,659
UNDIVIDED PROFITS:
Net Income                                      733,808            221,924


NET UNREALIZED LOSSES ON SECURITIES :

Unrealized accretion (depreciation) on investment
securities available for sale                  (355,175)           587,053
                                              ___________        ___________

SHAREHOLDERS' EQUITY at end of period         $15,971,356        $13,164,636


See accompanying Notes to Consolidated Financial Statements.

                                BNH BANCSHARES, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)

                                           Three months ended March 31,
                                          1996                     1995
                                          _____________________________
OPERATING ACTIVITIES
Net income                                $   733,808     $   221,924
Adjustments for items not affecting cash:
 Provision for loan losses                    576,000       1,394,000
 Depreciation and amortization of property
   and equipment                               51,351         132,498
 Accretion of bond premiums and discounts     (62,006)        (27,803)
 Gain from the sale of available for sale
   securities                                  (7,242)
 Loss/writedown on other real estate owned     20,684         144,844
 (Increase)decrease in interest receivable    (68,691)         11,636
 Increase in interest payable                  34,893          85,787
 Other,net                                   (392,318)       (388,906)
                                             _________       _________

Net cash provided by operating activities     886,479       1,573,980
                                             _________      __________

FINANCING ACTIVITIES
Net decrease in demand, NOW, money market and
 savings accounts                          (8,122,806)    (16,735,989)
Net increase in time deposits               4,055,774       7,630,688
Net (decrease)increase in federal funds
  purchased and securities sold under
  repurchase agreements                       300,000      (2,019,806)
Proceeds from FHLB advances                 2,000,433       4,344,188
                                           ___________      __________

Net cash used by financing activities      (1,766,599)     (6,780,919)
                                           ___________      __________

INVESTING ACTIVITIES
Net increase in federal funds sold         (3,675,000)     (3,575,000)
Maturities of securities held to maturity                   2,100,000
Maturities of securities available for
  sale                                     11,202,977       2,031,401
Purchase of securities available for sale  (7,922,067)       (443,300)
Proceeds from the sale of available for
  sale securities                              10,392
Net decrease in loans                        (361,626)     (1,900,919)
Proceeds from sale of other real estate
  owned                                        46,746         296,473
Payments to acquire/improve other real
  estate owned                             (1,070,725)
Purchase of property and equipment            (38,174)        (99,595)
                                           ___________     ___________

Net cash used by investing activities      (1,807,477)     (1,590,940)

Decrease in cash                           (2,687,597)     (6,797,879)

Cash and due from banks at beginning of
  year                                     19,818,406      22,011,625
                                          ___________     ___________

Cash and due from banks at end of period  $17,130,809     $15,213,746


Cash paid for:
 Interest expense                         $ 2,326,987     $ 2,151,116
 Income taxes                             $     5,500     $    18,500

Non-cash transfers from loans receivable to other real estate owned were $1,009,851 for the three months ending March 31, 1996. There were no non-cash transfers from loans receivable to other real estate owned for the three months ending March 31, 1995.

Non-cash transfers from other real estate owned to loans receivable were $77,800 for the three months ending March 31, 1995. There were no non-cash transfers from other real estate owned to loans receivable for the three months ending March 31, 1996.

See accompanying Notes to Consolidated Financial Statements.

BNH BANCSHARES, INC.

Notes to Consolidated Financial Statements

1.  Basis of Presentation

The accompanying consolidated financial statements are unaudited and include the accounts of BNH Bancshares, Inc. (the "Company") and its subsidiaries, The Bank of New Haven (the "Bank") and Northeastern Capital Corporation. The financial statements reflect, in management's opinion, all appropriate reclassifications, all adjustments consisting of normal recurring adjustments and adjustments to the loan loss reserve necessary for a fair presentation of the Company's financial position, the results of its operations and the change in its cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report to Shareholders.

Net income (loss) per common share is computed based on the weighted average number of common shares outstanding during each year. Per share earnings and weighted average shares of common stock for all periods presented reflect all stock dividends and splits. The exercise of stock options would not result in material dilution of earnings per share.


2.    Loan Portfolio


                                        March 31,            Dec. 31,

                                        1996                 1995


                                            (dollars in thousands)
Commercial                             $ 54,774             $ 58,746
Real estate:
  Construction                              750                  400
  Commercial mortgage                    54,373               54,518
  Residential mortgage                   47,720               45,399
Consumer                                 45,935               45,433
                                       ________             ________
Total loans                             203,552              204,496

Allowance for loan losses                (5,164)              (5,893)
                                       ________             ________
Loans - net                            $198,388             $198,603

Below is an analysis of the allowance for loan losses for the three month period ended March 31, 1996 and March 31, 1995.


(dollars in thousands)            March 31, 1996        March 31, 1995



Balance beginning of period           $5,893                $6,827
Provision charged to income              576                 1,394
Loans charged off:
 Commercial                            1,064                   797
 Real Estate:
   Commercial Mtg.                        15                     3
   Residential Mtg.                      133                    40
   Consumer                              117                    89
                                      ______                ______
Total Loans Charged-off                1,329                   929

 Recoveries                               24                   112
                                      ______                ______
 Net loans charged off                 1,305                   817
                                      ______                ______
 Balance, end of period               $5,164                $7,404



The Company adopted Statement of Financial Accounting Standards No. 114 ("SFAS 114"), "Accounting by Creditors for Impairment of a Loan", effective January 1, 1995. The new accounting standard requires that impaired loans, which are defined as loans where it is probable that a creditor will not be able to fully collect both the contractual interest and principal payments, be measured at the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent, when assessing the need for a loss accrual. As of March 31, 1996, the recorded investment in loans that are considered to be impaired under SFAS 114 was $4,252,000. The related allowance for loan losses on impaired loans was $1,638,000. The average aggregate balance of impaired loans was $4,921,000 for the three month period ended March 31, 1996.
For those loans categorized as impaired as of March 31, 1996, the Company recognized $41,000 of interest income for the three month period ended March 31, 1996. All impaired nonaccrual loans recognize cash payments as a reduction to principal.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company earned net income for the three months ended March 31, 1996 of $734,000 as compared to $222,000 for the same 1995 period. The improvement in the Company's net income for the three month period ending March 31, 1996 as compared to the same 1995 period, can be primarily attributed to a decrease of $818,000 in provision for loan losses.

Also, the increase in net income for the three month period ended March 31, 1996, as compared to the same 1995 period, can be attributed to increased income derived from fees collected for mortgage origination activities, reduced operating expenses, reduced loan loss provisions, and the recognition of deferred tax assets due to increased earnings over time.

The return on average assets was 1% for the three months ended March 31, 1996 compared to 0.30% for the same 1995 period. Net income was $.05 per share for the first quarter of 1996 as compared to $.02 per share for the first quarter of 1995.

REGULATORY MATTERS

The Federal Deposit Insurance Corporation ("FDIC"), after completion of a joint examination of the Bank with the Connecticut Banking Department as of December 31, 1995, has recommended the removal of its Memorandum of Understanding (the "Memorandum"), issued on May 16, 1995. The Memorandum required, among other things, that the Bank achieve certain Tier 1 leverage and total risk based capital requirements. The Bank was required to have a Tier 1 leverage capital ratio of at least 5% by June 30, 1996 and 6% by June 30, 1997. Also, the Bank was required to maintain a total risk-based capital ratio of at least 8% throughout the existence of the Memorandum. As of September 30, 1995, the Bank met the first capital target identified in the Memorandum, as its Tier 1 leverage capital and total risk-based capital ratios were 5.0% and 8.8%, respectively. As of March 31, 1996, the Bank's Tier 1 leverage capital and total risk-based capital ratios are 5.6% and 9.7%. The Company anticipates that it will achieve the second Tier 1 leverage capital ratio requirement, 6%, through future earnings. In removing the Memorandum, the FDIC and the Company have agreed that the Company will continue efforts towards meeting the capital goals outlined in the Memorandum, notify the State regulators prior to paying dividends, and establish a goal for the end of 1996 that classified assets will be equal to 40% of total capital and eligible reserves; and, at the end of 1997, that this ratio will be 30%.

NET INTEREST INCOME

Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and other borrowings.

Net interest income was $3,027,000 for the three month period ended March 31, 1996, a decrease of $307,000 from $3,334,000 for the same 1995 period. The decrease in net interest income for the comparative three month periods is primarily attributed to a significant increase in the rates paid on the Company's total interest bearing deposits and other borrowings compounded by a slight decrease in the rate earned on the Company's overall earning assets. The result was that net interest margins for the three month periods ended March 31, 1996 and 1995 were 4.49% and 4.88%, respectively; a decrease of 39 basis points.

Total interest income decreased $182,000 to $5,388,000 for the first three months of 1996 as compared to $5,571,000 for the same period in 1995. This can be primarily attributed to a decrease in interest income derived from the loan portfolio from $4,592,000 for the first three months of 1995 to $4,427,000 for the same 1996 period, as well as from the Bank's investment portfolio, from $970,000 to $911,000 for each of the same periods, respectively. The reduction in interest income was due to a decrease of $6,167,000 in total average interest earning assets and a decrease of 15 basis points in rates on such assets.

Interest expense increased to $2,362,000 for the three months ended March 31, 1996 from $2,237,000 for the same 1995 period, an increase of $125,000 or 5.6%. Total average interest bearing liabilities decreased from $229,646,000 to $225,740,000, or $3,906,000, from the quarter ended
March 31, 1995 to the quarter ended March 31, 1996. The Company's average interest rate on paying liabilities increased 26 basis points from 3.95% for the three months ended March 31, 1995 to 4.21% for the three months ended March 31, 1996 due mainly to higher rates offered on time deposit and money market accounts. Due to recent pressure on market interest rates for deposits, the Company does not anticipate material improvements in its net interest margin over the next few quarters.


                       Three Months Ended March 31,
                        (in thousands of dollars)
                               (Unaudited)

                                1996             |            1995
                                                 |
                    Average             Average  | Average           Average
ASSETS              Balance   Interest  Yield    | Balance Interest  Yield
                                                 |
Investments:                                     |
 Held to Maturity,                               |
 at amortized cost  $ 23,832  $  329    5.56%    | $ 37,791 $  504    5.41%
                                                 |
 Available for                                   |
 Sale(2)              40,041     582    5.85%    |   30,712    467    6.18%
                                                 |
Federal funds sold     3,834      50    5.22%    |      497      8    6.08%
                                                 |
Loans - net(1)       203,211   4,427    8.76%    |  208,084  4,592    8.95%
                    ________  ______    _____    | ________ ______    _____
                                                 |
Total average                                    |
earning assets (1)  $270,917  $5,388    8.00%    | $277,084 $5,571    8.15%
                                                 |
INTEREST BEARING                                 |
LIABILITIES                                      |
____________________________                     |
Deposits:                                        |
                                                 |
  NOW accounts      $ 39,452  $  148    1.51%    | $ 38,043 $  165    1.76%
                                                 |
  Money markets       28,970     239    3.31%    |   22,723    155    2.77%
                                                 |
  Savings deposits    31,296     197    2.53%    |   33,633    231    2.79%
                                                 |
  Time deposits                                  |
  under $100,000     104,182   1,474    5.69%    |  110,981  1,360    4.97%
                                                 |
  Time deposits of                               |
  $100,000 or more    14,626     198    5.46%    |   11,727    139    4.81%
                    ________  ______    _____    | ________ ______    _____
Total interest                                   |
bearing deposits    $218,526  $2,256    4.15%    | $217,107 $2,050    3.83%
                                                 |
Other borrowings       7,214     106    5.91%    |   12,539    187    6.05%
                    ________  ______    _____    | ________ ______    _____
Total interest                                   |
bearing deposits                                 |
& other borrowings  $225,740  $2,362    4.21%    | $229,646 $2,237    3.95%
                                                 |
Net interest                                     |
income                        $3,027             |          $3,334
                                                 |
Interest rate                                    |
spread (1)                              3.79%    |                    4.20%
                                                 |
Net interest                                     |
margin (1)                              4.49%    |                    4.88%


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


OTHER INCOME

Other income increased $99,000, or 14%, to $787,000 for the three months ended March 31, 1996 from $688,000 for the same 1995 period. Service fees related to NOW and demand accounts, the major component of other income, decreased $26,000 or 5%, to $509,000 for the three months ended March 31, 1996 from $535,000 for the same 1995 period. However, mortgage placement fees, which are fees the Company earns for originating residential first mortgage applications, increased $44,000, or 148% for the same comparable period. Another component of other income which has increased significantly is income derived from OREO. For the three months ended March 31, 1996, OREO income increased $11,500 or 266% as compared to the same period in 1995.


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

The provision for loan losses charged against earnings in the first three months of 1996 was $576,000 compared with $1,394,000 in the same 1995 period. Net loan charge offs for the three months ended March 31, 1996 and 1995 were $1,305,000 and $817,000, respectively.

In establishing the allowance for loan losses, management has considered the possible deterioration of the collateral securing its past due loans. As of March 31, 1996, the Company's allowance for loan losses was $5,164,000, or 2.5% of total loans, as compared to $7,404,000, or 3.6%, as of March 31, 1995. The allowance for loan losses was $5,893,000, or 2.9% of total loans as of December 31, 1995. The ratio of the allowance for loan losses to nonaccrual and restructured loans and accruing loans past due 90 days or more was 69.2% as of March 31, 1996 as compared to 66.1% and 76.8% as of March 31, 1995 and December 31, 1995, respectively.

As of March 31, 1996, nonaccrual loans were $5,273,000 as compared with $5,964,000 as of December 31, 1995 and $8,101,000 as of March 31, 1995.
As of March 31, 1996, approximately $5,035,000 of the loans in the nonaccrual portfolio were collateralized partially by commercial or residential real estate or business assets. The Company believes that its allowance for loan losses is adequate to absorb any potential reduction of net carrying value in the nonaccrual portfolio. The ratio of nonaccrual loans to total loans declined from 3.9% as of March 31, 1995 to 2.6% at March 31, 1996.

As of March 31, 1996, the Company's recorded investment in loans that are considered to be impaired under SFAS 114 was $4,252,000 of which $3,535,000 were on a nonaccrual status and $153,000 were classified as troubled debt restructured loans. The remaining $564,000 of loans classified as impaired, which are also classified as potential problem loans, have either experienced slight delinquency problems or collateral deterioration but continue to meet the contractual terms of the loan.
The Company has also identified seven additional problem loans in the amount of $193,000 as of March 31, 1996. Potential problem loans are defined as loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. These accruing commercial loans have experienced frequent delinquency problems, 2 or more delinquencies between 60-89 days during the last seven quarterly periods. However, they continue to be less than 90 days delinquent as of March 31, 1996. If these credits continue to have financial difficulties, they could be classified as nonaccrual loans and become potential loan charge-offs in future quarterly periods.

At March 31, 1996, December 31, 1995 and March 31, 1995, the Company had restructured loans of $1,650,000, $1,570,000 and $2,740,000, respectively. Interest income recorded on these loans during the three month periods ending March 31, 1996 and 1995 was $32,000 and $55,000, respectively. The weighted average yield on restructured loans was 8.43% and 6.96% during the three months ending March 31, 1996 and 1995, respectively. If these loans had earned interest in accordance with their original terms, interest income for the first three months of 1996 and 1995 would have been $10,000 and $9,000 higher, respectively.

Management, after careful consideration of the above factors, is of the opinion that the allowance for loan losses as of March 31, 1996 is adequate. However, because the economic recovery in Connecticut appears to be progressing slower than in the nation it is difficult to predict how the future economy may impact the Company's loan customers. If economic conditions continue to slowly improve, management believes that the level of its nonaccrual loans could gradually decline during the next several quarterly periods. However, the level of the Company's nonperforming assets will continue to negatively impact the Company's profitability in future quarterly periods. The nature of the Connecticut economy will continue to influence the levels of loan charge-offs, nonaccrual loans and the allowance for loan losses, and management will appropriately adjust the allowance as considered necessary to reflect future changes in risk.

The following tables set forth quarterly information on nonperforming assets, restructured loans, accruing loans past due 90 days or more and loans charged-off for the quarterly periods from March 31, 1995 to March 31, 1996.


                                ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                           Quarter Ended

                                       (dollars in thousands)


                March 31,   Dec. 31,    Sept. 30,    June 30,   March 31,
                  1996        1995        1995         1995        1995
Balance
beginning
of period       $5,893      $5,880      $6,717       $7,404      $6,827

Provision
charged to
income             576         600         775          894       1,394

Loans
charged off:

 Commercial      1,064         537       1,313        1,553         797

 Real Estate:
   Commercial
     Mtg.           15           1         225            0           3

 Residential
     Mtg.          133          14          36            0          40

 Consumer          117          93          86           99          89
                ______      ______      ______       ______     _______
Total Loans
Charged-off      1,329         645       1,660        1,652         929

Recoveries          24          58          48           71         112
                ______      ______     _______       ______     _______
Net loans
charged-off      1,305         587       1,612        1,581         817
                ______      ______      ______       ______      ______
Balance,
end of
period          $5,164      $5,893      $5,880       $6,717      $7,404

Ratios:
Net loans
charged-off
to YTD avg.
loans            0.64%       0.29%       0.80%        0.76%       0.39%

Allowance
for loan
losses to
total loans      2.54%       2.88%       2.92%        3.24%       3.56%




                    NONACCRUAL LOANS, RESTRUCTURED LOANS
                         AND OTHER REAL ESTATE OWNED
                                (in thousands)

QUARTER ENDED         March 31,   Dec. 31,   Sept. 30,   June 30,   March 31,
                        1996         1995      1995        1995       1995

Nonaccrual loans:
  Commercial          $ 1,375     $ 1,806    $ 2,422     $ 2,688     $ 3,368

  Real Estate:
    Commercial          3,140       3,628      3,044       3,509       4,032

    Residential           520         292        773         420         556

  Consumer                238         238        381          53         145
                       ______      ______     ______      ______      ______
Total nonaccrual
loans                   5,273       5,964      6,620       6,670       8,101

Other Real Estate
Owned-net               1,618         614      1,063       1,102       1,453
                       ______      ______     ______     _______     _______
Total nonperforming
assets                  6,890       6,578      7,683       7,772       9,554
                       ______      ______     ______     ________    _______

Restructured loans      1,650       1,570      2,759       2,824       2,740

Total nonperforming
assets & restructured
loans                 $ 8,540     $ 8,148    $10,442     $10,596     $12,294

Accruing loans past
due 90 days or more:
Commercial                215           0        194           1         164

Real Estate:
  Construction              0           0          0           0           0

  Commercial                0           0          0           0           0

  Residential             199           0         75           0           0

Consumer                  126         139        110         185         196
                       ______      ______     ______      ______      ______
Total accruing loans
past due 90 days or
more                  $   540     $   139    $   379     $   186     $   360


Allowance for
loan losses           $ 5,164     $ 5,893    $ 5,880     $ 6,717     $ 7,404

SFAS 114 impaired
loans                 $ 4,252     $ 5,590    $ 7,914     $ 9,535     $ 8,705

Ratio of nonperforming
assets to total assets   2.3%        2.2%       2.6%        2.6%        3.3%

Ratio of nonperforming
assets, restructured
loans & accruing loans
past due 90 days or
more to total assets     3.1%        2.8%       3.6%        3.6%        4.3%

Ratio of nonperforming
assets to total loans
and OREO                 3.4%        3.2%       3.8%        3.7%        4.6%

Ratio of nonperforming
assets, restructured
loans, and accruing
loans past due 90 days
or more to total loans
and OREO                 4.5%        4.0%       5.4%        5.2%        6.0%

Ratio of allowance for
loan losses to
nonaccrual loans,
restructured loans and
accruing loans past
due 90 days or more     69.2%       76.8%      60.2%       69.4%       66.1%

Ratio of nonaccrual
loans, restructured
loans and accruing
loans past due 90 days
or more to share-
holders' equity and
allowance for loan
losses                  35.3%       35.7%      48.2%       46.8%       54.5%



OTHER REAL ESTATE OWNED

Other Real Estate Owned (OREO) expense was $46,000 for the three month period ended March 31, 1996 as compared to $169,000 for the three months ended March 31, 1995. These expenses reflect losses on sales and writedowns on OREO properties and associated direct holding costs, such as property taxes, insurance and utilities. OREO holding costs were $25,000 and $24,000 for the three month periods ended March 31, 1996 and 1995, respectively.

The OREO balance as of March 31, 1996 is $1,618,000 and is comprised of 23 properties and has increased, as anticipated, $1,004,000 from December 31, 1995. The OREO portfolio consists of 12 residential properties, representing 52% of the total OREO portfolio, and 7 commercial properties which constitutes 30% of the total OREO portfolio. In addition, the Company has 4 parcels of land comprising the remaining 18% of the portfolio.

OREO properties are carried at the lower of carrying value of the related loan or fair value of the foreclosed property at the date acquired through foreclosure less the cost to dispose. Fair value of OREO properties is determined using the Company's most recent appraisal or a more recent broker's valuation. In order to facilitate the sale and ultimate disposition of OREO, the Bank may finance the sale of a property at market rates to qualified, credit-worthy borrowers. The Company values its OREO properties based on an asset by asset review and on the assumption that an active market exists for those properties. The Company's primary valuation technique is to derive values from available comparable sales data and not from other evaluation criteria such as discounted cash flows. In making the assumption that an active market exists for OREO properties, the Company has made the determination that the properties are salable within approximately one year, and has valued each property at an amount which the Company anticipates will permit the sale of such property within approximately one year. Although the Company actively markets all OREO properties for sale, no assurance can be given that properties will actually sell in approximately one year, such sales being dependent upon relevant market conditions which will vary from property to property, and include such factors as the number of comparable properties available for purchase at the time, the availability of financing and the stability or trends of real estate values in the area. The following table reflects OREO activity for the last five quarterly periods.


                        OTHER REAL ESTATE OWNED
                           QUARTERLY ANALYSIS
                         (dollars in thousands)


                             QUARTER ENDED


DESCRIPTION              03/31/96   12/31/95  09/30/95   06/30/95   03/31/95
_____________________________________________________________________________
_
Beginning book value      $  614     $1,063    $1,102      $1,453     $1,852

Properties added           1,071        487       100         180         42

Proceeds from OREO sold      (47)      (892)      (53)       (398)      (296)

Gains(losses) on
properties sold               (8)       (44)        7        (103)        14


Property writedowns          (13)                 (93)        (30)      (159)
                          _______    _______   _______     _______    _______
Ending book value         $1,617     $  614    $1,063      $1,102     $1,453


OPERATING EXPENSES

Operating expenses decreased $162,000, or 6%, from $2,892,000 for the three months ending March 31, 1995 to $2,730,000 for the same 1996 period. OREO expense, insurance and other operating expenses were primarily responsible for the decrease in operating expenses during the first three months of 1996 as compared to the same 1995 period.

OREO expense comprised of losses on sales and writedowns on OREO properties and associated direct holding costs declined $123,000, or 73%, from $169,000 for the three months ended March 31, 1995 to $46,000 for the same 1996 period. Examination and professional fees increased $53,000, or 36%, from $148,000 for the three months ended March 31, 1995 to $201,000 for the same 1996 period. The primary reason for increased Examination & Professional fees is a $68,000 increase in consulting cost from the first three month period of 1996 versus 1995 due largely to the outsourcing of the Bank's loan review function and internal audit departments. Insurance expense decreased $159,000, or 60%, from $266,000 for the three months ended March 31, 1995 to $107,000 for the same 1996 period, which primarily resulted from a rebate from the FDIC for previously assessed charges. Effective in the first quarter of 1996, the FDIC announced that it is lowering its deposit insurance premiums for banks. As a result of the new deposit insurance premium structure, the Company anticipates that its insurance premiums should be reduced by approximately $107,000 on an annual basis. Salaries and employee benefits increased slightly from $1,362,000 for the first three months of 1995 as compared to $1,371,000 for the same 1996 period. The Company's full-time equivalent positions as of March 31, 1996 is 140, unchanged from the same 1995 period.


PROVISION (BENEFIT) FOR INCOME TAXES

Income tax benefits for the three months ended March 31, 1996 were $225,500. Tax benefits of $236,000, less $10,500 for state alternative minimum taxes, were recorded in the first quarter of 1996 for recognition of deferred tax amounts relating to the realization of net operating loss carryforwards on expected 1996 earnings.

The tax expense related to alternative minimum state taxes realized in the first quarter, $10,500, represents an effective tax rate of 2%.

Gross deferred tax assets were approximately $13 million as of March 31, 1996. A valuation allowance of $11.7 million was established for a significant portion of the deferred tax assets. The net deferred tax assets after valuation allowance were $1.3 million as of March 31, 1996 and were included in other assets in the financial statements. The level of the valuation allowance is management's best judgment regarding the amount and timing of future taxable income and estimated reversal patterns of temporary differences.

As a result of the Company's net operating losses in prior years, it has Federal and State net operating loss carryforwards of approximately $21.6 million (expiring in 2010) and $30.6 million (expiring in 2000), respectively, as of December 31, 1995. Such net operating loss carryforwards can be used to offset future taxable income based on management's estimate of the amount of taxable income to be generated in future periods.


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

As of March 31, 1996, December 31, 1995 and March 31, 1995, the Company's total risk-based capital ratio was 9.76%, 9.37%, 8.3%, respectively. The second capital measure is the Tier 1 risk-based ratio, which includes only core capital as it measures the relationship to risk-weighted assets. As of March 31, 1996, December 31, 1995 and March 31, 1995, the Company's Tier 1 risk-based ratio was 8.49%, 8.10%, and 7.0%, respectively. The third capital adequacy measure is the Tier 1 (or core) leverage capital (using the same definition of capital as used in the risk-based guidelines) to average total assets. The Company's Tier 1 leverage ratio was 5.68%, 5.29%, and 4.8% as of March 31, 1996, December 31, 1995 and March 31, 1995, respectively. As of March 31, 1996, based on the above criteria, the Company and the Bank falls within the adequately capitalized category.

At the conclusion of its regulatory examination, the FDIC, based on the Bank's improved overall financial condition, has removed the Memorandum of Understanding. See "Regulatory Matters" for further discussion. The Company's principal subsidiary, The Bank of New Haven, voluntarily agreed to enter into the Memorandum effective May 16, 1995. The Memorandum required, among other things, the Bank to achieve certain Tier 1 leverage and total risk-based capital requirements.


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

The primary focus of the Company's liquidity management is to appropriately match cash inflows and outflows with funds provided by the Company's market for deposits and loans. The Company's objective is to maintain adequate cash which is invested in federal funds. During the first three months of 1996, the average balance of federal funds sold was $3,800,000. In the event the Company needs to borrow cash to manage its overnight position or short-term position, the Company can borrow approximately $6 million, as of March 31, 1996, on an overnight basis from the Federal Home Loan Bank of Boston ("FHLBB"). The Company can also borrow funds from the FHLBB on a short- and long-term advance basis. As of March 31, 1996, the Company had no overnight borrowings outstanding from the Federal Home Loan Bank of Boston and has borrowed $7 million, on average, during the first three months of 1996 in term advances. In addition, the Company has access to $2,000,000 in short-term funds via reverse repurchase agreements with two brokerage firms. The Company's investment portfolio also provides a secondary source of liquidity.

At March 31, 1996, the Company's liquidity ratio as defined by FDIC criteria was 28.26% compared to 29.3% and 25.2% as of December 31, 1995 and March 31, 1995. The liquidity ratio is defined as the total of net cash, short-term investments and other marketable assets, divided by total net deposits and short-term liabilities. Management believes that its liquidity position is adequate as of March 31, 1996.

The Company generated a negative aggregate cash flow of $2,688,000 for the three months ended March 31, 1996, as compared to a negative aggregate cash flow of $6,798,000 for the same 1995 period. Cash flows provided by operating activities were $886,000 and $1,574,000 for the three months ending March 31, 1996 and March 31, 1995, respectively. This was due in part to significant non-cash charges for the provision for loan losses, depreciation and amortization of fixed assets, and writedowns on OREO, particularly during the first three months of 1995.

During the first three months of 1996, there was net cash of $1,767,000 used by financing activities as compared to $6,781,000 for the same 1995 period. The primary reason for the lower number in 1996 is a reduction in the decrease of NOW, money market, and savings accounts. During the first three months of 1996, these accounts were down $8,123,000 as compared to $16,736,000 for the same 1995 period. Although the Bank's retail network aggressively sought to retain and generate existing and new business, stiff competition, both in the areas of rate and product were evident in the marketplace. During the second quarter of 1996, the Bank will kick off a new advertising campaign coupled with an improved incentive program for account generation. Management believes that these efforts may curb any additional reduction of these account types. It should also be noted that the Company's asset base increased slightly from $293 million to $297.5 million from March 31, 1995 to March 31, 1996. This was due in part to the Company's efforts to control its overall growth in order to improve its capital ratios.

Net cash used by investing activities increased slightly from $1,591,000 for the first three months of 1995 to $1,807,000 for the same 1996 period. Cash used by the net origination and maturity of loans was $1.9 million for the first three months of 1995 as compared to $362,000 for the same 1996 period, a decrease of $1.5 million. The Company, however, utilized $1 million dollars to acquire and/or improve other real estate owned. Proceeds from the sale of other real estate owned were down $250,000 when comparing the first three months of 1995 to the first three months of 1996. The Company also realized approximately $400,000 more cash provided by investing activities related to its investment portfolio during the first three months of 1995 as compared to the same 1996 period.

The table below compares rate sensitive assets and rate sensitive liabilities according to when they will mature and/or reprice after March 31, 1996. The comparison is expressed as a rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities) and an interest rate sensitivity gap ratio (i.e., the rate sensitivity gap as a percentage of rate sensitive assets). These measures are shown both for individual periods and cumulatively. In an increasing rate environment, asset sensitivity (i.e., a positive gap) enhances earnings potential, whereas liability sensitivity (i.e., a negative gap) negatively impacts earnings. The opposite results occur in a declining rate environment. It should be noted that the table does not necessarily indicate the impact of general interest rate movements on net interest margin since the Company's repricing of different assets and liabilities is also influenced by competitive pressures and the needs of the Company's customers.

As of March 31, 1996, the Company has an approximately neutral cumulative gap through a 90 day horizon. This results from having approximately half of the Company's loan portfolio available to reprice within thirty days. However, the Company becomes liability sensitive in the third month and remains so beyond one year, primarily due to its demand and savings accounts, which are considered relatively stable and not easily influenced by changes in interest rates. Cumulatively through one year, the Company has a negative gap position of $11,663,000, representing a negative 4% cumulative gap ratio.

ALCO manages the gap position on an ongoing basis according to its assessment of the interest rate outlook and other factors in order to assure that interest rate risk does not exceed a 3% change in net interest income for a one year period. As the Company increases its total assets, the overall business plan provides for matching assets and liabilities to minimize interest rate and liquidity risk. If interest rates were to increase immediately by 200 basis points, the negative impact on the Company would be within ALCO's tolerance level.



Interest - Rate Sensitivity
Table
(dollars in thousands)



March 31,     Month 1   Month 2  Month 3  Months   Months  Over      Total
1996                                       4-6      7-12    1 Year
_____________________________________________________________________________
Rate Sensitive
Assets:
 Loans (1)    $75,122   $2,743   $4,153   $11,203  $22,600 $82,459   $198,280
 Investments   16,431    9,477    6,251     6,352    9,00   25,032     72,548
              _______   ______   ______    ______  ______  _______   ________
Total Rate
Sensitive
Assets         91,553   12,220   10,404    17,555  31,605  107,491    270,828

Rate Sensitive
Liabilities:
Time
deposits        7,966   10,323   15,348    20,725  36,879   31,336    122,577

Other
deposits       78,259(2) 1,500        0         0   4,000   73,938(3) 157,697
              _______   ______   ______    ______  ______  _______    _______
Total Rate
Sensitive
Liabilities    86,225   11,823   15,348    20,725  40,879  105,274    280,274

Net Gap         5,328      397   (4,944)   (3,170) (9,274)   2,217    (9,446)
               ______   ______   ______    ______  ______  _______   _______

Cumulative
Gap            5,328     5,725      781    (2,389)(11,663)  (9,446)  (9,446)

Net Gap as
% of total
rate sensitive
assets            2%        0%      -2%       -1%     -3%      -1%      -3%

Cumulative Gap
as % of total
rate sensitive
assets           2%        2%       0%        -1%     -4%      -3%      -3%



(1) Excludes nonaccrual loans

(2) The Company has assumed that 100% of money market and NOW accounts will reprice within 30 days.

(3) The Company has assumed that 90% of demand and savings deposits will not be withdrawn in less than one year based on its analysis of industry experiences for the rate of runoff of such deposits.

PART II -              OTHER INFORMATION

ITEMS 1-5              Not applicable.

ITEM 6                 Exhibits and Reports on Form 8-K:

(a) Exhibits- Exhibit 27 - Financial Data Schedule.

(b) Reports on Form 8-K not applicable.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 1996       /s/ F. Patrick McFadden, Jr.
                          _____________________________________
                          F. Patrick McFadden, Jr.
                          President/Chief Executive Officer


Date:  May 14, 1996       /s/ John F. Trentacosta
                          _____________________________________
                          John F. Trentacosta
                          Executive Vice President
                          Chief Financial Officer