Form 10-Q
period 1996-06-30
BNH BANCSHARES INC
filed 1996-08-14
CIK 764205

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  Form 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1996      Commission File Number 0-14018

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

                     YES [ X ]      NO [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       CLASS                                       August 11, 1996

  Common Stock (no par value)                          3,683,662

BNH BANCSHARES, INC.


PART I.  FINANCIAL INFORMATION



Item 1.   Financial Statements:                                 Page


Consolidated Statement of Financial Position
as of June 30, 1996 and December 31, 1995                         3


Consolidated Statement of Income for the three and six
months ended June 30, 1996 and June 30, 1995                      4


Consolidated Statement of Changes in Shareholders'
Equity for the six months ended June 30, 1996 and
June 30, 1995                                                     5


Consolidated Statement of Cash Flows for the six
months ended June 30, 1996 and June 30, 1995                      6


Notes to Consolidated Financial Statements                        7



Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations           8



Part II.  Other Information

Items 1-3 Not Applicable                                          26

Items 4   Submission of Matters to a Vote of
          Security-Holders                                        26

Item 5    Not Applicable                                          27

Item 6    Exhibits and Reports on Form 8-K                        27

          SIGNATURES                                              28



                                        BNH BANCSHARES, INC.
                            CONSOLIDATED STATEMENT OF FINANCIAL POSITION



ASSETS                                  June 30, 1996      Dec. 31, 1995
                                        ______________     _____________
                                          (unaudited)
Cash and due from banks                 $ 22,192,914       $ 19,818,406
Federal funds sold                         5,250,000          5,800,000
Investment securities:
 Held to Maturity, at amortized cost      23,835,075         23,830,868
 Available for Sale, at market value      41,627,364         42,766,901
Loans less unearned discount             213,070,590        204,495,433
Less allowance for loan losses            (4,722,769)        (5,892,675)
                                         ___________        ___________

Loans - net                              208,347,821        198,602,758

Property and equipment-net                 3,874,551          3,891,749
Accrued interest receivable                2,080,231          2,052,832
Other real estate owned                    1,672,565            614,272
Other assets                               1,959,171          1,533,294
                                         ___________        ___________

TOTAL                                   $310,839,692       $298,911,080

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
 Demand deposits                        $ 53,852,590       $ 52,320,298
 NOW accounts                             45,476,580         44,018,506
 Money market accounts                    30,019,264         29,395,173
 Savings deposits                         32,808,334         32,508,789
 Time deposits under $100,000            109,019,139        103,719,077
 Time deposits $100,000 or more           14,421,897         14,802,638
                                         ___________        ___________
Total deposits                           285,597,804        276,764,481

FHLB Advances                              7,842,635          5,546,683
Accrued interest payable                     419,875            404,262
Other liabilities                            437,931            602,931
                                         ___________        ___________
Total liabilities                        294,298,245        283,318,357

Shareholders' equity:
Common stock, $.01 stated value, par
value $1, issued 3,688,439 shares
Authorized 30,000,000                         36,884             36,884
Capital surplus                           47,645,186         47,634,086
Undivided profit/(loss)                  (30,076,909)       (31,581,840)
Net unrealized losses on investment         (816,543)          (249,216)
Treasury stock (4,777 shares)               (247,171)          (247,171)
                                        _____________      _____________
Total shareholders' equity                 16,541,447         15,592,723
                                        _____________      _____________
TOTAL                                    $310,839,692       $298,911,080


See accompanying Notes to Consolidated Financial Statements.

                                         BNH BANCSHARES, INC.
                                 CONSOLIDATED STATEMENT OF OPERATIONS
                                              (Unaudited)


                          Three Months Ended June 30,    Six Months June 30,
                           1996            1995           1996          1995
INTEREST INCOME:
Loans                  $4,483,177      $4,694,075     $8,910,408  $9,286,380
Investment
securities:
 Held to maturity         323,555         491,511        652,908     994,899
 Available for sale       617,587         474,126      1,199,710     941,154
Federal funds sold         38,853         123,307         88,587     131,207
                       __________      __________     __________  __________
Total interest income   5,463,171       5,783,019     10,851,613  11,353,640

INTEREST EXPENSE:
Time deposits
$100,000 or more          197,734         193,667        396,191     333,155
Time deposits
under $100,000          1,494,126       1,562,528      2,968,131   2,922,389
Other deposits            588,905         635,771      1,172,376   1,185,985
Other borrowings          107,978         148,296        213,929     335,636
                        _________       __________    __________  __________
Total interest
expense                 2,388,745       2,540,262      4,750,627   4,777,165
                        _________       __________    __________  __________
NET INTEREST INCOME     3,074,425       3,242,757      6,100,986   6,576,475
PROVISION FOR LOAN
LOSSES                  (526,000)       (894,000)    (1,102,000) (2,288,000)
                       __________     ___________    __________  __________
NET INTEREST INCOME
AFTER PROVISION FOR
LOAN LOSSES             2,548,425       2,348,757      4,998,986   4,288,475

OTHER INCOME:
Service charges           549,556         545,094      1,058,369   1,080,439
Other income              303,961         203,087        575,682     356,599
Net gain on
investment securities           0           5,710          7,242       5,710
                        _________       __________    __________   _________
Total other income        853,517         753,891      1,641,293   1,442,748
                        _________       __________    __________   _________
OPERATING EXPENSES:
Salaries and employee
  benefits              1,440,006       1,349,128      2,811,346   2,710,667
Occupancy                 318,218         305,233        672,646     640,373
Advertising and
  promotion               140,808         157,754        226,432     271,273
Office stationery
  and supplies             83,633          57,823        159,291     111,256
Examination and
  professional fees       182,046         144,146        383,467     292,375
Insurance                 108,303         264,140        215,276     529,793
Other real estate
  owned                    20,182         133,434         66,426     302,288
Other                     572,626         473,548      1,060,965     919,332
                        _________       __________     _________   _________
Total operating
  expenses              2,865,821       2,885,206      5,595,849   5,777,357

NET INCOME(LOSS)
BEFORE INCOME TAXES       536,121         217,442      1,044,430     (46,134)

(BENEFIT)PROVISION
FOR INCOME TAXES         (235,000)          5,000       (460,500)   (480,500)
                        _________      ___________     _________   _________
NET INCOME               $771,121        $212,442     $1,504,930    $434,366


NET INCOME PER
  COMMON SHARE              $0.21           $0.06          $0.41       $0.12

Weighted average
  number of common
  shares outstanding
  during the period     3,688,307        3,681,663      3,687,378   3,681,663

See accompanying Notes to Consolidated Financial Statements.


                                       BNH BANCSHARES, INC.
                CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                           (Unaudited)


                                             June 30, 1996      June 30, 1995
                                            ______________     ______________

SHAREHOLDERS' EQUITY at beginning
  of period                                  $15,592,723        $12,355,659

Net income                                     1,504,930            434,366
Change in unrealized appreciation
  (depreciation) on investment securities
  available for sale                            (567,327)         1,198,269
Proceeds from stock options exercised
  2nd quarter                                     11,120
                                              ___________        ___________

SHAREHOLDERS' EQUITY at end of period        $16,541,447        $13,988,294


See accompanying Notes to Consolidated Financial Statements.


                                              BNH BANCSHARES, INC.
                                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (Unaudited)

                                                  Six months ended June 30,
                                                1996                   1995
                                               _____________________________
OPERATING ACTIVITIES
Net income                                       $ 1,504,930     $   434,366
Adjustments for items not affecting cash:
 Provision for loan losses                         1,102,000       2,288,000
 Depreciation and amortization of property
 and equipment                                       226,286         260,220
 Amortization of bond premiums and discounts        (132,552)        (42,484)
 Gain from the sale of available for sale
 securities                                           (7,242)              0
 Loss/writedown on other real estate owned            22,077         278,279
 (Increase) in interest receivable                   (27,399)        (39,748)
 Increase in interest payable                         15,613          87,629
 Other,net                                          (590,874)       (350,101)
                                                    _________       _________

Net cash provided by operating activities          2,112,839       2,916,161
                                                    _________       _________

FINANCING ACTIVITIES
Net increase(decrease) in demand, NOW, money
 market and savings accounts                       3,914,002      (7,544,592)
Net increase in time deposits                      4,919,321       9,752,574
Net (decrease)in federal funds purchased and
 securities sold under repurchase agreements               0      (2,291,352)
Proceeds from FHLB advances                        2,295,952       2,182,160
                                                 ___________      __________

Net cash provided by financing activities         11,129,275       2,098,790
                                                 ___________      __________

INVESTING ACTIVITIES
Net (increase)decrease in federal funds sold         550,000      (4,200,000)
Maturities of securities held to maturity                  0       2,100,000
Maturities of securities available for sale       17,049,185       2,046,968
Purchase of securities available for sale        (16,351,781)    (12,484,619)
Proceeds from the sale of available for sale
 securities                                           10,392       7,024,703
Net loans originated and matured                 (10,847,063)     (2,697,615)
Proceeds from sale of other real estate owned        609,981         694,011
Purchase/capitalization of OREO property          (1,690,352)
Purchase of property and equipment                  (209,088)       (140,517)
                                                  ___________     ___________

Net cash used by investing activities            (10,878,726)     (7,657,069)

SUPPLEMENTAL DATA
Cash received upon exercising stock options           11,120

(Decrease)increase in cash                         2,374,508      (2,642,118)

Cash and due from banks at beginning of year      19,818,406      22,011,625
                                                 ___________     ___________

Cash and due from banks at end of period         $22,192,914     $19,369,507


Cash paid for:
 Interest expense                                $ 4,735,012     $ 4,689,536
 Income taxes                                    $    15,500     $    23,500


Non-cash transfers from loans receivable to other real estate owned were $575,126 and $96,000, for the six months ending June 30, 1996 and 1995, respectively.

Non-cash transfers from other real estate owned to loans receivable were $252,800 for the six months ending June 30, 1995. There were no cash transfers from other real estate owned to loans receivable for the six months ended June 30, 1996.

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

All per share data disclosed has been adjusted to reflect a one-for-four reverse stock split of the Company's issued common stock which shareholders voted to approve at the Company's Annual Meeting on April 23, 1996.


2.    Loan Portfolio

                                        June 30,            Dec. 31,
                                        1996                 1995

                                           (dollars in thousands)
Commercial                             $ 53,706             $ 58,746
Real estate:
Construction                                750                  400
Commercial mortgage                      53,711               54,518
Residential mortgage                     50,279               45,399
Consumer                                 54,625               45,433
                                       ________             ________
Total loans                             213,071              204,496

Allowance for loan losses                (4,723)              (5,893)
                                       ________             ________
Loans - net                            $208,348             $198,603




                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company earned net income for the six months ended June 30, 1996 of $1,505,000 as compared to $434,000 for the same 1995 period. Net income for the three months ended June 30, 1996 was $771,000 as compared to $212,000 for the same 1995 period. The most significant difference when comparing both the three month and six month financial results of 1996 and 1995 was the Company's provision for loan losses. Provisions for loan losses were $1,102,000 for the six month period ended June 30, 1996 compared to $2,288,000 for the same 1995 period. During the first six months of 1996, the Company also experienced lower OREO expense as compared to the same 1995 period. Losses on sales of OREO properties and writedowns of real estate values of OREO properties were $22,000 for the six month period ended June 30, 1996, as compared to $278,000 for the same 1995 period. Insurance Expense decreased significantly during the first six months of 1996, to $215,276 from $529,793 for the same 1995 period. This is largely due to a decrease in premiums assessed on the Company by the FDIC. In addition, as a result of the Company's improving profitability and its available net operating loss carryforwards, the Company recognized noncurrent deferred tax benefits of $476,000 during the first six months of 1996.

The return on average assets was 1.00% for the six months ended June 30, 1996 compared to .30% for the same 1995 period. Net income was $0.21 for the three months ended June 30, 1996 compared with $0.06 per share for the three months ended June 30, 1995. Net income was $0.41 per share for the six months ended June 30, 1996 compared with $0.12 per share for the same 1995 period. All per share data has been adjusted for a recent reverse stock split which occurred during the second quarter of 1996.


REGULATORY MATTERS

The Federal Deposit Insurance Corporation ("FDIC"), after completion of a joint examination of the Bank with the Connecticut Banking Department as of December 31, 1995, has removed its Memorandum of Understanding (the "Memorandum"), issued on May 16, 1995. The Memorandum required, among other things, that the Bank achieve certain Tier 1 leverage and total risk-based capital requirements. The Bank was required to have a Tier 1 leverage capital ratio of at least 5% by June 30, 1996 and 6% by June 30, 1997. Also, the Bank was required to maintain a total risk-based capital ratio of at least 8% throughout the existence of the Memorandum. As of September 30, 1995, the Bank met the first capital target identified in the Memorandum, as its Tier 1 leverage capital and total risk-based capital ratios were 5.0% and 8.8%, respectively. As of June 30, 1996, the Bank's Tier 1 leverage capital and total risk-based capital ratios are 5.7% and 9.7%. The Company anticipates that it will achieve the second Tier 1 leverage capital ratio requirement, 6%, through future earnings. In removing the Memorandum, the FDIC and the Company have agreed that the Company will continue efforts toward meeting the capital goals outlined in the Memorandum, notify the State regulators prior to paying dividends, and establish a goal for the end of 1996 that classified assets will be equal to 40% of total capital and eligible reserves; and, at the end of 1997, that this ratio will be 30%.


NET INTEREST INCOME

Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and other borrowings.

Net interest income was $6,101,000 for the six month period ended June 30, 1996 compared to $6,576,000 for the same 1995 period, representing a decrease of $475,000, or 7%. Net interest income was $3,074,000 for the three month period ended June 30, 1996 compared to $3,242,000 for the same 1995 period, representing a decrease of $168,000, or 5%. The decrease in net interest income for both the three and six month comparative periods is primarily attributed to both decreased yields on and lower levels of average earning assets partially offset by a proportionately smaller decrease in the levels of average paying liabilities. Although the yields on average paying liabilities decreased 12 basis points when comparing the three month periods ended June 30, 1995 and June 30, 1996, the yields increase by 6 basis points when comparing the respective 6 month periods.

The net interest margins for the six month periods ended June 30, 1996 and 1995 were 4.47% and 4.72%, respectively, a decrease of 25 basis points. The net interest margins for the three months ended June 30, 1996 and 1995 were 4.45% and 4.57%, respectively, a decrease of 13 basis points.

Interest income decreased to $10,852,000 for the six months ended June 30, 1996 from $11,354,000 for the same 1995 period, a decrease of $502,000, or 4.4%. Interest income decreased to $5,463,000 for the three months ended June 30, 1996 from $5,783,000 for the same 1995 period, a decrease of $320,000, or 6%. The Company's average earning assets decreased to $274,257,000 for the six months ended June 30, 1996 from $280,914,000 for the same 1995 period, or 2%. The reduction in interest income can be primarily attributed to a decrease in both the average loan and investment portfolios.

Interest expense decreased to $4,751,000 for the six months ended June 30, 1996 from $4,777,000 for the same 1995 period, a decrease of $26,000, or
 .54%. Interest expense decreased to $2,389,000 for the three months ended June 30, 1996 from $2,540,000 for the same 1995 period, a decrease of $151,000, or 6%. This decrease reflects the reduction in average paying liabilities and their associated interest rates from June 30, 1995 to June 30, 1996. Average paying liabilities decreased to $228,000 for the six months ended June 30, 1996 from $234,010,000 for the same period in 1995, a decrease of $5,354,000, or 2.3%. The Company's average interest rate on paying liabilities increased 6 basis points from 4.12% for the six months ended June 30, 1995 to 4.18% for the six months ended June 30, 1996. The Company anticipates that upward pressure on market interest rates for deposits during the next six months will continue to increase the Company's overall cost of funds during the remainder of 1996.

                           Three Months Ended June 30,
                            (in thousands of dollars)
                                   (Unaudited)


                                 1996          |              1995
                                               |
                   Average            Average  |  Average             Average
ASSETS             Balance  Interest  Yield    |  Balance   Interest  Yield
                                               |
Investments:                                   |
 Held to Maturity,                             |
 at amortized cost  $ 23,834  $  323    5.46%  |  $ 36,685   $  491   5.37%
                                               |
 Available for                                 |
 Sale(2)              42,055     618    5.91%  |     31,476     474   6.04%
                                               |
Federal funds sold     2,920      39    5.35%  |      8,595     124   5.78%
                                               |
Loans - net(1)       208,789   4,483    8.64%  |    208,012   4,694   9.05%
                    ________   ______   _____  |   ________   ______  _____
                                               |
Total average                                  |
earning assets (1)  $277,598   $5,463   7.92%  |   $284,768   $5,783  8.15%
                                               |
INTEREST BEARING                               |
LIABILITIES                                    |
____________________________                   |
Deposits:                                      |
                                               |
NOW accounts        $ 40,590   $  151   1.50%  |   $ 37,765   $  164  1.75%
                                               |
Money markets         29,039      244   3.37%  |     30,512      251  3.30%
                                               |
Savings deposits      30,384      194   2.57%  |     31,826      220  2.77%
                                               |
Time deposits                                  |
under $100,000       109,225    1,494   5.50%  |    114,277    1,562  5.48%
                                               |
Time deposits over                             |
$100,000 or more      14,629      198   5.44%  |     14,442      194  5.38%
                    ________   ______   _____  |   ________   ______  _____
Total interest                                 |
bearing deposits    $223,867   $2,281   4.10%  |   228,7822   $2,391  4.19%
                                               |
Other borrowings       7,705      108   5.64%  |      9,551      149  6.26%
                    ________   ______   _____  |   ________   ______  _____
Total interest                                 |
bearing deposits                               |
& other borrowings  $231,572   $2,389   4.15%  |   $238,373   $2,540  4.27%
                                               |
Net interest                                   |
income                         $3,074          |              $3,243
                                               |
Interest rate                                  |
spread (1)                              3.77%  |                      3.88%
                                               |
Net interest                                   |
margin (1)                              4.45%  |                      4.57%

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


              For the Year to Date period ended June 30,
                      (in thousands of dollars)
                             (Unaudited)

                                 1996          |               1995
                                               |
                   Average            Average  |  Average             Average
ASSETS             Balance  Interest  Yield    |  Balance  Interest   Yield
                                               |
Investments:                                   |
 Held to Maturity,                             |
 at amortized cost $ 23,833  $  653   5.51%    |  $ 37,239   $  994    5.38%
                                               |
 Available for                                 |
 Sale(2)             41,048   1,200   5.88%    |    31,080      942    6.11%
                                               |
Federal funds sold    3,377      89   5.28%    |     4,547      132    5.86%
                                               |
Loans - net(1)      206,000   8,910   8.70%    |   208,048    9,286    9.00%
                   ________   ______  _____    |  ________   ______    _____
                                               |
Total average                                  |
earning assets (1) $274,257  $10,852  7.96%    |  $280,914  $11,354    8.15%
                                               |
INTEREST BEARING                               |
LIABILITIES                                    |
____________________________                   |
Deposits:                                      |
                                               |
NOW accounts       $ 40,021  $  299   1.50%    |   $ 37,904   $  329    1.75%
                                               |
Money markets        29,004     483   3.35%    |     26,617      406    3.07%
                                               |
Savings deposits     30,840     391   2.55%    |     32,730      451    2.78%
                                               |
Time deposits                                  |
under $100,000      106,703   2,968   5.59%    |    112,629    2,922    5.23%
                                               |
Time deposits over                             |
$100,000 or more     14,628     396   5.45%    |     13,085      333    5.13%
                   ________  ______  ______    |   ________   ______    _____
Total interest                                 |
bearing deposits   $221,196  $4,537   4.12%    |   $222,964   $4,441    4.02%
                                               |
Other borrowings      7,460     214   5.77%    |     11,045      336    6.13%
                   ________  ______   _____    |   ________   ______    _____
Total interest                                 |
bearing deposits                               |
& other borrowings $228,656  $4,751   4.18%    |   $234,010   $4,777    4.12%
                                               |
Net interest                                   |
income                       $6,101            |              $6,577
                                               |
Interest rate                                  |
spread (1)                            3.78%    |                        4.03%
                                               |
Net interest                                   |
margin (1)                            4.47%    |                        4.72%


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

OTHER INCOME

Other income increased $198,000, or 14%, to $1,641,000 for the six months ended June 30, 1996 from $1,443,000 for the same 1995 period. In addition, other income increased $100,000, or 13%, to $854,000 for the three months ended June 30, 1996 from $754,000 for the same 1995 period. This increase is primarily due to increased revenue from mortgage placement fees and installment loan origination fees. Mortgage placement fees, which are fees the company earns for originating residential first mortgage applications increased $77,000 or 113% for the six months ended June 30, 1996 to $145,000 from $68,000 for the six month period ended June 30, 1995 and $34,000 or 89% for the three months ended June 30, 1996 to $72,000 from $38,000 for the three month period ended June 30, 1996. Installment loan placement fees, which are fees the Company earns for originating installment loan applications, increased $89,000 or 636% for the six months ended June 30, 1996 to $103,000 from $14,000 for the same 1995 period and increased $78,000 for the three month period ended June 30, 1996 to $83,000 from $5,000 for the same 1995 period. The aggressive increase in such fees is a result of the Company's active participation in loan placement programs where both mortgage and installment loans are brokered or sold to third party financial institutions.


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

The provision for loan losses charged against earnings in the first six months of 1996 was $1,102,000 compared with $2,288,000 in the same 1995 period. Net loan charge-offs for the six months ended June 30, 1996 and 1995 were $2,272,000 and $2,398,000, respectively. The provision for loan losses charged against earnings in the second quarter of 1996 was $526,000 compared with $894,000 in the same 1995 period. Net loan charge-offs for the three months ended June 30, 1996 and June 30, 1995 were $967,000 and $1,581,000, respectively.

In establishing the allowance for loan losses, management has considered the possible deterioration of the collateral securing its past due loans. As of June 30, 1996, the Company's allowance for loan losses was $4,723,000, or 2.2% of total loans, as compared to $6,717,000, or 3.2% of total loans, as of June 30, 1995. The allowance for loan losses was $5,893,000, or 2.9% as of December 31, 1995. The ratio of the allowance for loan losses to nonaccrual and restructured loans and accruing loans past due 90 days or more was 75.8% as of June 30, 1996 as compared to 76.8% and 69.4% as of December 31, 1995 and June 30, 1995, respectively.

As of June 30, 1996, nonaccrual loans were $4,452,000 as compared with $5,964,000 as of December 31, 1995, and $6,670,000 as of June 30, 1995.
As of June 30, 1996, approximately $2,787,000 of the loans in the nonaccrual portfolio were collateralized partially by commercial or residential real estate or business assets and approximately $482,000 of nonaccrual loans were unsecured. The Company believes that its allowance for loan losses is adequate to absorb any potential reduction of the net carrying value in the nonaccrual portfolio. The ratio of nonaccrual loans to total loans declined from 3.2% at June 30, 1995 to 2.1% at June 30, 1996.

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

The following tables set forth quarterly information on nonperforming assets, restructured loans, accruing loans past due 90 days or more and loans charged-off for the quarterly periods from June 30, 1995 to June 30, 1996.


                          ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                    Quarter Ended

                                (dollars in thousands)


                  June 30,    March 31,   Dec. 31,    Sept. 30,  June 30,
                   1996          1996      1995          1995      1995
Balance
beginning
of period         $5,164      $5,893      $5,880      $6,717      $7,404

Provision
charged to
income               526         576         600         775         894

Loans charged
off:

 Commercial          696       1,064         537       1,313       1,553

 Real Estate:
   Commercial
   Mtg.              182          15           1         225           0

   Residential
   Mtg.              108         133          14          36           0

 Consumer            109         117          93          86          99
                  ______      ______      ______      ______     _______
Total Loans
Charged-off        1,095       1,329         645       1,660       1,652

Recoveries           128          24          58          48          71
                  ______      ______     _______      ______     _______
Net loans
charged-off          967       1,305         587       1,612       1,581
                  ______      ______      ______      ______      ______
Balance, end
of period         $4,723      $5,164      $5,893      $5,880      $6,717

Ratios:
Net loans
charged-off
to avg. loans      0.46%       0.64%       0.29%       0.80%       0.76%

Allowance for
loan losses to
total loans       2.22%       2.54%       2.88%       2.92%       3.24%


NONACCRUAL LOANS, RESTRUCTURED LOANS
AND OTHER REAL ESTATE OWNED
(in thousands)

QUARTER ENDED     June 30,    March 31,   Dec. 31,   Sept. 30,  June 30,
                   1996         1996        1995        1995      1995

Nonaccrual loans:
Commercial        $ 1,665     $ 1,375    $ 1,806     $ 2,422     $ 2,688

Real Estate:
  Commercial        2,336       3,140      3,628       3,044       3,509

  Residential         185         520        292         773         420

Consumer              266         238        238         381          53
                   ______      ______     ______      ______      ______
Total nonaccrual
loans               4,452       5,273      5,964       6,620       6,670

Other Real
Estate Owned-
net                 1,673       1,618        614       1,063       1,102
                   ______      ______     ______     _______     _______
Total
nonperforming
assets              6,124       6,890      6,578       7,683       7,772

Restructured
loans               1,622       1,650      1,570       2,759       2,824
                  _______     _______    _______     _______     _______
Total
nonperforming
assets &
restructured
loans             $ 7,746     $ 8,540    $ 8,148     $10,442     $10,596

Accruing loans
past due
90 days or more:
Commercial              5         215          0         194           1

Real Estate:
  Construction          0           0          0           0           0

  Commercial            0           0          0           0           0

  Residential           0         199          0          75           0

Consumer              151         126        139         110         185
                    ______      ______     ______      ______      ______
Total accruing
loans past
due 90 days
or more           $   156     $   540    $   139     $   379     $   186


Allowance for
loan losses       $ 4,723     $ 5,164    $ 5,893     $ 5,880     $ 6,717

SFAS 114
impaired loans    $ 2,997     $ 4,252    $ 5,590     $ 7,914     $ 9,535

Ratio of
nonperforming
assets to total
assets               2.0%        2.3%       2.2%        2.6%        2.6%

Ratio of
nonperforming
assets,
restructured
loans & accruing
loans past due
90 days or more
to total assets      2.5%        3.1%       2.8%        3.6%        3.6%

Ratio of
nonperforming
assets to total
loans and OREO       2.9%        3.4%       3.2%        3.8%        3.7%

Ratio of
nonperforming
assets,
restructured
loans, and
accruing loans
past due 90 days
or more to total
loans and OREO       3.7%        4.5%       4.0%        5.4%        5.2%

Ratio of allowance
for loan losses to
nonaccrual loans,
restructured loans
and accruing loans
past due 90 days or
more                75.8%       69.2%      76.8%       60.2%       69.4%

Ratio of nonaccrual
loans, restructured
loans and accruing
loans past due
90 days or more
to shareholders'
equity and
allowance for
loan losses         29.3%       35.3%      35.7%       48.2%       46.8%



OTHER REAL ESTATE OWNED

Other Real Estate Owned (OREO) expense was $66,000 for the six month period ended June 30, 1996 as compared to $302,000 for the six months ended June 30, 1995. OREO expense was $20,000 for the three month period ended June 30, 1996 as compared to $133,000 for the three months ended June 30, 1995. These expenses reflect losses on sales and writedowns on OREO properties and associated direct holding costs, such as property taxes, insurance and utilities. OREO holding costs were $44,000 and $24,000 for the six month periods ended June 30, 1996 and 1995, respectively. For the three month period ended June 30, 1996, holding costs were $19,000. There were no holding costs recorded in the three month period ended June 30, 1995.

The OREO balance as of June 30, 1996 is $1,673,000 and was comprised of 20 properties. The OREO portfolio consists of 5 commercial properties which constitute 25% of the total OREO portfolio, 11 residential properties, including multifamily homes, representing 55% of the total OREO portfolio, and 4 parcels of land comprising the remaining 20% of the portfolio.

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


                                 OTHER REAL ESTATE OWNED
                                   QUARTERLY ANALYSIS
                                 (dollars in thousands)


                                      QUARTER ENDED


DESCRIPTION           06/30/96    03/31/96   12/31/95    09/30/95   06/30/95
_____________________________________________________________________________

Beginning book value   $1,617      $  614     $1,063      $1,102     $1,453

Properties added          620       1,071        487         100        180

Proceeds from OREO
sold                     (563)        (47)      (892)        (53)      (398)

Gains(losses) on
properties sold            84          (8)       (44)          7       (103)


Property writedowns       (85)        (13)                   (93)       (30)
                       _______     _______    _______     _______    _______
Ending book value      $1,673      $1,617     $  614      $1,063     $1,102


OPERATING EXPENSES

Operating expenses decreased $181,000, or 3.1%, from $5,777,000 for the six months ending June 30, 1995 to $5,596,000 for the same 1996 period. OREO and insurance expenses were primarily responsible for the decrease in operating expenses during the first six months of 1996 as compared to the same 1995 period.

OREO expense comprised of losses on sales and writedowns on OREO properties and associated direct holding costs declined $236,000, or 78%, from $302,000 for the six months ended June 30, 1995 to $66,000 for the same 1996 period. Insurance expense decreased $315,000 or 59% from $530,000 for the six month period ended June 30, 1995 to $215,000 for the same 1996 period. This decrease is due primarily to reduced insurance assessments by the FDIC. Salaries and employee benefits increased by $100,000 or 4% from $2,711,000 for the first six months of 1995 to $2,811,000 for the same 1996 period. The Company's full-time equivalent positions as of June 30, 1996 is 143 as compared to 142 as of June 30, 1995.

Operating expenses decreased $19,000, or .7%, from $2,885,000 for the three months ending June 30, 1995 to $2,866,000 for the same 1996 period. Similar to the six month operating expense comparisons, OREO expense and insurance expenses were primarily responsible for the decrease in operating expenses during the second quarter of 1996 as compared to the same 1995 period.


PROVISION(BENEFIT) FOR INCOME TAXES

Income tax benefits for the six months ended June 30, 1996 were $460,500. Tax benefits of $476,000, less $15,500 of state and alternative minimum federal taxes, were recorded in the first six months of 1996 as a result of further reductions of the valuation allowance for net deferred tax assets. Management based the reduction on improved profitability for the remainder of 1996 and 1997.

Gross deferred tax assets were approximately $12.9 million as of June 30, 1996. A valuation allowance of approximately $11.3 million was established for a significant portion of the deferred tax assets. The net deferred tax asset after valuation allowance was $1,549,000 as of June 30, 1996 and was included in other assets in the financial statements. The level of valuation allowance is management's best judgment regarding the amount and timing of future taxable income and estimated reversal patterns of temporary differences.



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


To fall within the well capitalized or adequately capitalized capital category, the financial institution must meet the requirements of all three capital measurements. Undercapitalized and significantly undercapitalized institutions will be categorized as such if the institution falls within any of those three capital measurements. The risk-based capital guidelines establish a measurement of capital adequacy by relating a banking organization's capital to its financial risks, both on- and off-balance sheet. As of June 30, 1996, December 31, 1995 and June 30, 1995, the Company's total risk-based capital ratio was 9.72%, 9.37% and 8.4%, respectively. The second capital measure is the Tier 1 risk-based ratio, which includes only core capital as it measures the relationship to risk-weighted assets. As of June 30, 1996, December 31, 1995 and June 30, 1995, the Company's Tier 1 risk-based ratio was 8.46%, 8.1%, and 7.1%, respectively. The third capital adequacy measure is the Tier 1 (or core) leverage capital (using the same definition of capital as used in the risk-based guidelines) to average total assets. The Company's Tier 1 leverage ratio was 5.76%, 5.29%, and 4.8% as of June 30, 1996, December 31, 1995 and June 30, 1995, respectively. As of June 30, 1995, based on the above criteria, the Company falls within the adequately capitalized category. The Bank also falls within the adequately capitalized category.

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

The primary focus of the Company's liquidity management is appropriately to match cash inflows and outflows with funds provided by the Company's market for deposits and loans. The Company's objective is to maintain adequate cash which is invested in federal funds. During the first six months of 1996, the average balance of federal funds sold was $3,377,000. In the event the Company needs to borrow cash to manage its overnight position or short-term position, the Company can borrow approximately $6,000,000 as of June 30, 1996, on an overnight basis from the Federal Home Loan Bank of Boston. The Company can also borrow from the Federal Home Loan Bank of Boston on a short- and long-term advance basis. As of June 30, 1996, the Company had no overnight borrowings outstanding from the Federal Home Loan Bank of Boston and has borrowed $7.4 million, on average, during the first six months of 1996 in term advances. In addition, the Company has access to $2,000,000 in short-term funds via reverse repurchase agreements with two brokerage firms. The Company's investment portfolio also provides a secondary source of liquidity.

At June 30, 1996, the Company's liquidity ratio as defined by FDIC criteria was 28.3% compared to 29.1% and 29.3% as of December 31, 1995 and June 30, 1995. The liquidity ratio is defined as the total of net cash, short-term investments and other marketable assets, divided by total net deposits and short-term liabilities. Management believes that its liquidity position is adequate as of June 30, 1995.

The Company generated a positive aggregate cash flow of $2,375,000 for the six months ended June 30, 1996, as compared to a negative aggregate cash flow of $2,642,000 for the same 1995 period. Cash flows provided by operating activities were $2,113,000 and $2,916,000 for the six months ending June 30, 1996 and June 30, 1995, respectively, which was due in part to significant non-cash charges for the provision for loan losses and writedowns on OREO. Net cash used by financing activities was $11,129,000 and $2,098,000 for the six months ending June 30, 1996 and 1995, respectively. For the six months ended June 30, 1996, net cash provided by financing activities was primarily attributed to time deposits, proceeds from FHLB advances, and in increase in the Company's core deposits. Net cash used by investing activities was $10,878,000 and $7,657,000 for the six months ending June 30, 1996 and June 30, 1995.
The cash used by investing activities for the six months ended June 30, 1996 was primarily due to net loans originated and matured and net purchases of investment securities available for sale partially offset by the sale of investment securities held as available for sale. For the six months ended June 30, 1995, cash used by investing activities was due to loans originated offset by a decrease in federal funds sold and investment securities maturities.

The Company concentrates its efforts on evaluating interest rate risk and appropriately adjusts for changes in rates and maturities of its assets and liabilities. The Company's objective is to provide stable net interest income. The table below illustrates the ratio of rate sensitive assets to rate sensitive liabilities as they mature and/or reprice within the indicated periods. As of June 30, 1996, the Company's rate sensitive assets repricing or maturing approximately equalled its rate sensitive liabilities during the first six months. This results from having approximately 35% of the Company's loan portfolio available to reprice within thirty days. In an increasing rate environment, asset sensitivity enhances earnings potential, whereas liability sensitivity would negatively impact earnings. In contrast, in a declining rate environment, asset sensitivity would negatively impact earnings, whereas liability sensitivity enhances earnings potential. The Company is "liability sensitive" between the periods of seven to twelve months and beyond one year which is primarily due to its demand and savings accounts, which are considered relatively stable and not easily influenced by changes in interest rates. At June 30, 1996, the amount of the Company's cumulative gap with respect to assets and liabilities maturing or repricing within one year was $19,453,000 more liabilities than assets repricing (a negative gap position), representing a negative 7% cumulative gap to total rate sensitive assets. ALCO manages the gap position on an ongoing basis to assure an interest rate risk not to exceed more than a 3% change in net interest income for a one year period. If interest rates were to immediately increase by 200 basis points, the negative impact on the Company would be within ALCO's tolerance level.

The following table sets forth the distribution of the repricing of the Company's earning assets and interest bearing liabilities at a single point in time, as of June 30, 1996. The table shows the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which interest earning assets and interest bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the Company's repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company's customers. The Company's interest rate sensitivity position is adjusted as ALCO's assessment of the interest rate outlook and other factors are modified. As the Company increases its total assets, the overall business plan provides for matching its assets and liabilities to reduce interest rate risk and liquidity risk.



Interest - Rate Sensitivity
Table
(dollars in thousands)



June 30, 1996  Month 1  Month 2  Month 3  Months   Months   Over     Total
                                           4-6      7-12    1 Year
_____________________________________________________________________________

Rate
Sensitive
Assets:
 Loans (1)     $72,448  $3,537   $3,395   $12,451  $21,565  $95,718  $209,114
 Investments    15,445   3,482    6,252    15,003    6,993   23,537    70,712
               _______  ______   ______    ______  _______   _______  _______
Total Rate
Sensitive
Assets          87,893   7,019    9,647     27,454  28,558   119,255  279,826

Rate
Sensitive
 Liabilities:
 Time deposits   9,652   9,583    6,759     18,452  46,687    32,308  123,441

 Other
 deposits(2)    82,108      69    2,069        212   4,433    80,872  169,763
               _______  ______   ______     ______  ______   _______  _______
Total Rate
Sensitive
Liabilities     91,760   9,652    8,828     18,664  51,120   113,180  293,204
Net Gap         (3,867) (2,633)     819      8,790 (22,562)    6,075 (13,378)
                ______  ______    _____     ______  ______   _______   ______
Cumulative
Gap             (3,867) (6,500)  (5,681)     3,109 (19,453)  (13,378)(13,378)

Net Gap as %
of total
rate sensitive
assets           -1%      -1%       0%         3%     -8%        2%      -5%

Cumulative Gap
as % of total
rate sensitive
assets           -1%      -2%      -2%         1%      -7%       -5%      -5%


(1)  Excludes nonaccrual loans

(2)  Includes borrowings


PART II -        OTHER INFORMATION

ITEMS 1-3        Not applicable.

ITEM 4           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

On April 23, 1996, BNH Bancshares, Inc. held its Annual Meeting of Shareholders. At such meeting, the Company's shareholders were asked to vote upon the following proposals:

Proposal 1       the election of directors;

Proposal 2       to approve a one-for-four reverse stock split of the
                 Company's issued common stock;

Proposal 3       to approve certain amendments to the BNH Bancshares,
                 Inc. 1992 Stock Incentive Plan;

Proposal 4       to ratify the appointment of Coopers & Lybrand L.L.P. as
                 the independent accountants to audit the consolidated financial statements of the Company for the calendar year 1996.

The following is the name of each director elected at the meeting, which includes all directors whose term as director will continue after such Annual Meeting, and a description of the number of votes cast for, against or withheld, abstentions and broker non-votes as to the election of each nominee for director:

Proposal 1
Election of                            Votes Against                 Broker
Directors               Votes For      or Withheld    Abstentions   Non-Votes

Stephen P. Ahern         11,504,757        164,135        0            0
Martin R. Anastasio      11,516,252        152,640        0            0
Edward M. Crowley        11,516,252        152,640        0            0
James J. Cullen          11,515,252        153,640        0            0
George M. Dermer         11,515,876        153,016        0            0
Thomas M. Donegan        11,516,252        152,640        0            0
Victor B. Hallberg       11,504,491        164,401        0            0
Theodore F. Hogan, Jr.   11,516,252        152,640        0            0
Karl J. Jalbert          11,516,142        152,750        0            0
Jean G. Lamont           11,515,252        153,640        0            0
Lawrence M. Liebman      11,515,576        153,316        0            0
F. Patrick McFadden, Jr. 11,516,027        152,865        0            0
Carl M. Porto            11,513,052        155,840        0            0
Vincent A. Romei         11,516,252        152,640        0            0
Stanley Scholsohn        11,499,291        169,135        0            0
Cheever Tyler            11,504,757        164,135        0            0

Proposal 2               11,032,024        571,897      64,965         6

Proposal 3                9,738,914      1,720,874     209,098         6

Proposal 4               11,497,591        111,761      59,540         0


ITEM 5                 OTHER INFORMATION - None.

ITEM 6                 Exhibits and Reports on Form 8-K:  None.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 15, 1996   /s/ F. Patrick McFadden, Jr.

                        F. Patrick McFadden, Jr.
                        President/Chief Executive Officer



Date:  August 15, 1996   /s/ John F. Trentacosta

                        John F. Trentacosta
                        Chief Financial Officer


                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 15, 1996
                            F. Patrick McFadden, Jr.
                            President/Chief Executive Officer



Date:  August 15, 1996
                            John F. Trentacosta
                            Chief Financial Officer