Form 10-Q
period 1996-09-30
BNH BANCSHARES INC
filed 1996-11-14
CIK 764205

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  Form 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                 Commission File Number 0-14018
September 30, 1996

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

                     YES [ X ]      NO [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       CLASS                                     November 13, 1996

  Common Stock (no par value)                          3,681,842

BNH BANCSHARES, INC.


PART I.  FINANCIAL INFORMATION



Item 1.   Financial Statements:
                                                                     Page


Consolidated Statement of Financial Position as of
September 30, 1996 and December 31, 1995                                3


Consolidated Statement of Operations for the three and nine
months ended September 30, 1996 and September 30, 1995                  4


Consolidated Statement of Changes in Shareholders' Equity for the
nine months ended September 30, 1996 and September 30, 1995             5


Consolidated Statement of Cash Flows for the nine months ended
September 30, 1996 and September 30, 1995                               6


Notes to Consolidated Financial Statements                              7



Item 2.   Management's Discussion and Analysis of
Financial Condition and Results of Operations                           8




Part II.  Other Information

Items 1-5 Not Applicable                                               25

Items 6   Exhibits and Reports on Form 8-K                             25

          SIGNATURES                                                   26

                                   BNH BANCSHARES, INC.
                     CONSOLIDATED STATEMENT OF FINANCIAL POSITION

ASSETS                               Sept. 30, 1996        Dec. 31, 1995
                                       (unaudited)
                                      ______________        _____________
Cash and due from banks               $ 19,075,186          $ 19,818,406
Federal funds sold                               0             5,800,000
Investment securities:
 Held to Maturity, at amortized cost    21,836,973            23,830,868
 Available for Sale, at market value    40,792,033            42,766,901
Loans less unearned discount           227,161,708           204,495,433
Less allowance for loan losses          (4,695,682)           (5,892,675)
                                       ___________           ___________

Loans - net                            222,466,026           198,602,758
Property and equipment-net               3,990,895             3,891,749
Accrued interest receivable              2,305,017             2,052,832
Other real estate owned                    955,780               614,272
Deferred tax asset                       9,056,512             1,073,000
Other assets                               528,750               460,294
                                       ___________           ___________

TOTAL                                 $321,007,172          $298,911,080

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
 Demand deposits                      $ 53,398,624          $ 52,320,298
 NOW accounts                           38,774,127            44,018,506
 Money market accounts                  28,969,577            29,395,173
 Savings deposits                       34,281,726            32,508,789
 Time deposits under $100,000          112,796,267           103,719,077
 Time deposits $100,000 or more         14,726,892            14,802,638
                                       ___________           ____________
Total deposits                         282,947,213           276,764,481
Federal funds purchased and
securities sold under
repurchase agreements                      349,385                     0
FHLB Advances                           11,893,305             5,546,683
Accrued interest payable                   397,062               404,262
Other liabilities                          592,454               602,931
                                       ___________           ___________
Total liabilities                      296,179,419           283,318,357

Shareholders' equity:
Common stock, $.01 stated value,
par value $1 issued 3,686,619 shares
Authorized 30,000,000                       36,866                36,864
Capital surplus                         47,641,491            47,634,086
Undivided profit/(loss)                (21,944,478)          (31,581,840)
Net unrealized losses on investment
 securities available for sale            (658,955)             (249,216)
Treasury stock (4,777 shares)             (247,171)             (247,171)
                                      _____________         _____________
Total shareholders' equity              24,827,753            15,592,723
                                      _____________         _____________
TOTAL                                 $321,007,172          $298,911,080


See accompanying Notes to Consolidated Financial Statements.

                                          BNH BANCSHARES, INC.
                                  CONSOLIDATED STATEMENT OF OPERATIONS
                                              (Unaudited)


                       Three Months Ended Sept. 30,  Nine Months Sept. 30,
                       1996            1995           1996          1995
INTEREST INCOME:
Loans                  $4,858,425      $4,548,824    $13,768,833  $13,835,204
Investment securities:
 Held to maturity         311,939         480,734        964,847    1,475,633
 Available for sale       608,370         513,846      1,808,080    1,455,000
Federal funds sold         22,849          68,077        111,436      199,284
                       __________      __________     __________   __________
Total interest income   5,801,583       5,611,481     16,653,196   16,965,121

INTEREST EXPENSE:
Time deposits             195,237         218,547        591,428      551,702
  $100,000 or more
Time deposits           1,548,196       1,590,228      4,516,327    4,512,617
  under $100,000
Other deposits            630,940         584,277      1,803,316    1,770,262
Other borrowings          113,876         126,954        327,805      462,590
                        _________       __________    __________   __________
Total interest expense  2,488,249       2,520,006      7,238,877    7,297,171
                        _________       __________    __________   __________
NET INTEREST INCOME     3,313,333       3,091,475      9,414,319    9,667,950
PROVISION FOR LOAN      (500,000)       (775,000)    (1,602,000)  (3,063,000)
  LOSSES               __________     ___________    __________   __________
NET INTEREST INCOME
 AFTER PROVISION FOR
 LOAN LOSSES            2,813,333       2,316,475      7,812,319    6,604,950


OTHER INCOME:
Service charges           588,213         552,826      1,646,582    1,633,265
Other income              297,744         300,632        873,426      657,231
Net gain on investment
securities                      0               0          7,242        5,710

                        _________       __________    __________    _________
Total other income        885,957         853,458      2,527,249    2,296,206
                        _________       __________    __________    _________
OPERATING EXPENSES:
Salaries and employee
benefits                1,512,123       1,380,083      4,323,469    4,090,750
Occupancy                 352,555         335,379      1,025,201      975,752
Advertising and
promotion                 208,349          89,265        434,781      360,538
Office stationery and
supplies                  104,033          62,739        263,324      173,995
Examination and
professional fees         181,382         159,554        564,849      451,929
Insurance                  50,092         138,223        265,368      668,016
Other real estate owned    20,840         139,373         87,266      441,661
Other                     644,996         506,772      1,705,961    1,426,104
                        _________       __________     _________    _________
Total operating
expenses                3,074,370       2,811,388      8,670,219    8,588,745
NET INCOME BEFORE         624,920         358,545      1,669,350      312,411
INCOME TAXES

(BENEFIT)PROVISION
 FOR INCOME TAXES      (7,507,513)          5,000     (7,968,013)
(475,500)
                        _________      ___________     _________    _________
NET INCOME             $8,132,433      $  353,545     $9,637,363   $  787,911



NET INCOME PER              $2.21           $0.10          $2.62        $0.21
COMMON SHARE (1)

Weighted average number
of common shares
outstanding during the
period                  3,681,842        3,681,663      3,682,234    3,681,663

(1) Adjusted to reflect 1 for 4 reverse stock split
See accompanying Notes to Consolidated Financial Statements.

                                  BNH BANCSHARES, INC.
                        CONSOLIDATED STATEMENT OF CHANGES IN
                                  SHAREHOLDERS' EQUITY
                                      (Unaudited)

                                            Sept. 30, 1996     Sept. 30, 1995
                                            ______________     ______________


SHAREHOLDERS' EQUITY at beginning of period   $15,592,723     $12,355,659

Net income                                      9,637,363         787,911

Change in unrealized appreciation(depreciation)
on investment securities available for sale      (409,741)      1,222,650

Net proceeds from stock options exercised
2nd quarter                                        11,120

Fractional share payout from reverse stock
split                                              (3,712)
                                                ___________      __________

SHAREHOLDERS' EQUITY at end of period           $24,827,753     $14,366,220


See accompanying Notes to Consolidated Financial Statements.

                                  BNH BANCSHARES, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)

                                                Nine months ended Sept. 30,
                                               1996                     1995
                                               _____________________________
OPERATING ACTIVITIES
Net income                                     $ 9,637,363     $   787,911
Adjustments for items not affecting cash:
 Provision for loan losses                       1,602,000       3,063,000
 Depreciation and amortization of property
 and equipment                                     378,348         556,348
 Amortization of bond premiums and discounts      (176,707)       (110,428)
 Gain from the sale of available for sale
 securities                                         (7,242)         (5,709)
 Loss/writedown on other real estate owned          17,359         364,452
 (Increase)decrease in interest receivable        (252,185)         52,896
 Increase(decrease) in interest payable             (7,200)        120,458
 Other,net                                      (8,062,446)       (144,367)
                                                  _________       _________

Net cash provided by operating activities        3,129,290       4,684,561
                                                  _________       _________

FINANCING ACTIVITIES
Net decrease in demand, NOW, money market and
savings accounts                                (2,818,712)    (12,869,745)
Net increase in time deposits                    9,001,444       8,962,350
Net increase(decrease) in federal funds
purchased and securities sold under
repurchase agreements                              349,385      (2,873,049)
Proceeds from FHLB advances                      6,346,622       2,019,716
                                               ___________      __________

Net cash provided(used) by financing
activities                                      12,878,739      (4,760,728)
                                               ___________      __________

INVESTING ACTIVITIES
Net (increase)decrease in federal funds sold     5,800,000      (8,475,000)
Maturities of securities held to maturity        2,000,000       5,700,000
Maturities of securities available for sale     23,048,074       5,552,677
Purchase of securities available for sale      (21,315,493)    (16,115,030)
Purchase of securities held to maturity                           (500,000)
Proceeds from the sale of available for sale
securities                                          10,392       7,024,703
Net loans originated and matured               (25,465,268)      1,917,657
Proceeds from sale of other real estate
owned                                            1,332,149         747,162
Payments to acquire/improve other real
estate owned                                    (1,691,016)       (322,681)
Purchase of property and equipment                (477,494)       (340,896)
                                                ___________     ___________

Net cash used by investing activities          (16,758,656)     (4,811,408)

SUPPLEMENTAL DATA
Cash received upon exercising of stock
options                                             11,120
Cash paid for retirement of fractional shares       (3,713)

(Decrease)increase in cash                        (743,220)     (4,887,575)

Cash and due from banks at beginning of year    19,818,406      22,011,625
                                               ___________     ___________

Cash and due from banks at end of period       $19,075,186     $17,124,050


Cash paid for:
 Interest expense                               $7,246,077      $7,176,713
 Income taxes                                      $15,500         $18,480

Non-cash transfers from loans receivable to other real estate owned were $0 and $166,000, for the nine months ending September 30, 1996 and 1995, respectively.

Non-cash transfers from other real estate owned to loans receivable were $0 and $318,750, for the nine months ending September 30, 1996 and 1995, respectively.

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

All per share data disclosed has been adjusted to reflect a one for four reverse stock split of the Company's common stock which shareholders voted to approve at the Company's Annual Meeting on April 23, 1996.

2.    Loan Portfolio

                                        Sept. 30,            Dec. 31,
                                        1996                 1995
                                           (dollars in thousands)

Commercial                             $ 54,283             $ 58,746
Real estate:
Construction                                850                  400
Commercial mortgage                      55,725               54,518
Residential mortgage                     54,301               45,399
Consumer                                 62,003               45,433
                                       ________             ________
Total loans                             227,162              204,496

Allowance for loan losses                (4,696)              (5,893)
                                       ________             ________
Loans - net                            $222,466             $198,603


                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company earned net income for the nine months ended September 30, 1996 of $9,637,000 as compared to $788,000 for the same 1995 period. For the three month period ended September 30, 1996, the Company had net income of $8,132,000 as compared to $353,000 for the same 1995 period. This substantial increase in net income reflects an income tax benefit recognized during the three month period ended September 30, 1996 of $7,508,000. This benefit was derived from the Company reducing its valuation allowance on its deferred tax assets in accordance with SFAS
109. Income before tax benefit for the nine months ended September 30, 1996 was $1,670,000 as compared to $313,000 for the same 1995 period. Income before tax benefit for the three month period ended September 30, 1996 was $625,000 as compared to $358,000 for the same 1995 period.

The primary reason for the improvement in pretax income for both the three month and nine month periods ending September 30, 1996 was a substantial decrease in both the Company's provision for loan loss and Other Real Estate Owned ("OREO") expense, which declined 43% from $914,000 in the third quarter of 1995 to $521,000 in the third quarter of 1996. The Company's provision for loan losses and OREO expense declined 52% from $3,504,000 in the first nine months of 1995 to $1,689,000 in the first nine months of 1996. The reduction in both loan loss provisions and OREO expenses can be attributed to an improvement in the Company's overall asset quality.

The return on average assets was 3.2% for the nine months ended September 30, 1996 compared to 0.1% for the same 1995 period. Net income was $2.21 per share for the three months ended September 30, 1996 and $.10 per share for the three months ended September 30, 1995. Net income was $2.62 per share for the nine months ended September 30, 1996 compared to $.21 for the same 1995 period.


REGULATORY MATTERS

The Federal Deposit Insurance Corporation ("FDIC"), after completion of a joint examination of the Bank with the Connecticut Banking Department as of December 31, 1995, has removed its Memorandum of Understanding (the "Memorandum"), issued on May 16, 1995. The Memorandum required, among other things, that the Bank achieve certain Tier 1 leverage and total risk-based capital requirements. The Bank was required to have a Tier 1 leverage capital ratio of at least 5% by June 30, 1996 and 6% by June 30, 1997. Also, the Bank was required to maintain a total risk-based capital ratio of at least 8% throughout the existence of the Memorandum. As of September 30, 1995, the Bank met the first capital target identified in the Memorandum, as its Tier 1 leverage capital and total risk-based capital ratios were 5.0% and 8.8%, respectively. As of September 30, 1996, the Bank's Tier 1 leverage capital and total risk-based capital ratios are 5.8% and 9.5%. The Company anticipates that it will achieve the second Tier 1 leverage capital ratio requirement, 6%, through future earnings. In removing the Memorandum, the FDIC and the Company have agreed that the Company will continue efforts toward meeting the capital goals outlined in the Memorandum, notify the State regulators prior to paying dividends, and establish a goal for the end of 1996 that classified assets will be equal to 40% of total capital and eligible reserves; and, at the end of 1997, that this ratio will be 30%.


NET INTEREST INCOME

Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and other borrowings.

Net interest income was $9,414,000 for the nine month period ended September 30, 1996 and $9,668,000 for the same 1995 period a decrease of $254,000 or 3%. The reasons for this were decreased earnings on the Company's Investment Portfolio which resulted from a decline in the Company's average investment portfolio balance and a decrease in the overall yield earned on average assets. As of September 30, 1995, the Company's average Investment Portfolio balance was $69,000,000 as compared to $64,000,000 as of September 30, 1996. Net interest income was $3,313,000 for the three months ended September 30, 1996 compared to $3,091,000 for the same 1995 period, representing an increase of $222,000, or 7%. The increase in net interest income for the comparative three month periods can be attributed to increased levels of total average earning assets and a decrease in the rates paid on average interest bearing deposits and other borrowings.

Interest income decreased to $16,650,000 for the nine months ended September 30, 1996 from $16,965,000 for the same 1995 period, a decrease of $315,000, or 2.00%. Interest income increased to $5,802,000 for the three months ended September 30, 1996 from $5,612,000 for the same 1995 period, an increase of $190,000, or 3%. The Company's average earning assets decreased to $278,274,000 for the nine months ended September 30, 1996 from $279,948,000 for the same 1995 period, or 1%. The primary reason for the nine month period decrease in interest income is a decrease in the rates earned on average earning assets, from 8.10% for the nine month period ended September 30, 1995 to 7.99% for the nine month period ended September 30, 1996 or 11 basis points. For the comparable three month period, average earning assets actually increased primarily due to loan volume.

Interest expense decreased to $7,240,000 for the nine months ended September 30, 1996 from $7,297,000 for the same 1995 period, a decrease of $57,000, or 1%. Interest expense decreased to $2,488,000 for the three months ended September 30, 1996 from $2,520,000 for the same 1995 period, a decrease of $32,000 or 1%. The nine month comparable period decrease can be attributed to lower levels of other borrowings while the three month comparable period decrease reflects lower rates paid on average paying liabilities. Average paying liabilities decreased from $233,677,000 for the nine months ended September 30, 1995 to $230,977,000 for the same period in 1996, a decrease of $2,700,000, or 1.%. The reduction in average paying liabilities is primarily related to a decrease in higher cost time deposits and other borrowings. Average total time deposits decreased $3,500,000 and average other borrowings decreased $2,300,000 for the nine month period ended September 30, 1996 compared to the same 1995 period. Average interest bearing core deposits (NOW, money market and savings accounts) as a percentage of total interest bearing deposits and other borrowings increased from 42% as of September 30, 1995 to 43% as of September 30, 1996. The Company's average interest rate on paying liabilities increased 1 basis point from 4.18% for the nine months ended September 30, 1995 to 4.19% for the nine months ended September 30, 1996.

                               Three Months Ended September 30,
                                  (in thousands of dollars)
                                          (Unaudited)

                             1996               |              1995
                                                |
                  Average              Average  |  Average            Average
ASSETS            Balance  Interest    Yield    |  Balance  Interest  Yield
                                                |
Investments:                                    |
 Held to                                        |
 maturity at                                    |
 amortized cost  $ 22,674   $  312      5.47%   | $ 35,640   $  481    5.35%
                                                |
 Available for                                  |
 Sale(2)           40,888      608      5.92%   |   34,323      513    5.94%
                                                |
Federal funds                                   |
sold                1,745       23      5.21%   |    4,715       68    5.73%
                                                |
Loans - net(1)    221,030    4,858      8.74%   |  203,306    4,549    8.88%
                 ________   ______      _____   | ________   ______   ______
                                                |
Total average                                   |
earning assets                                  |
(1)              $286,337   $5,801      8.06%   |  $277,984   $5,611   8.01%
                                                |
INTEREST BEARING                                |
LIABILITIES                                     |
____________________________                    |
Deposits:                                       |
                                                |
NOW account      $ 39,259   $  149      1.51%   |  $ 38,553   $  154   1.58%
                                                |
Money markets      28,644      254      3.53%   |    28,678      236   3.26%
                                                |
Savings deposits   33,322      228      2.72%   |    29,889      195   2.58%
                                                |
Time deposits                                   |
under $100,000    111,537    1,548      5.52%   |   112,041    1,590   5.63%
                                                |
Time deposits of                                |
$100,000 or more   14,331      195      5.42%   |    15,686      217   5.48%
                 ________   ______      _____   |  ________   ______   _____
Total interest                                  |
bearing deposits $227,093   $2,374      4.16%   |  $224,846   $2,392   4.22%
                                                |
Other borrowings    8,525      114      5.31%   |     8,168      128   6.24%
                 ________   ______      _____   |  ________   ______   _____
Total interest                                  |
bearing deposits                                |
& other                                         |
borrowings       $235,618   $2,488      4.20%   |  $233,014   $2,520   4.29%
                                                |
Net interest                                    |
income                      $3,313              |             $3,091
                                                |
Interest rate                                   |
spread (1)                              3.86%   |                      3.72%
                                                |
Net interest                                    |
margin (1)                              4.60%   |                      4.41%

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

                      For the Year to Date period ended September 30,
                               (in thousands of dollars)
                                      (Unaudited)

                          1996                  |             1995
                                                |
              Average                Average    |  Average            Average
ASSETS        Balance    Interest    Yield      |  Balance  Interest  Yield
                                                |
Investments:                                    |
 Held to                                        |
 Maturity, at                                   |
 amortized                                      |
 cost           $ 23,447    $  965     5.50%    | $ 36,707   $1,476     5.37%
                                                |
 Available for                                  |
 Sale(2)          40,994     1,808     5.89%    |   32,171    1,455     6.05%
                                                |
Federal funds                                   |
sold               2,833       111     5.25%    |    4,603      199     5.79%
                                                |
Loans - net(1)   211,010    13,769     8.72%    |  206,467   13,835     8.96%
                ________   _______     _____    | ________   ______     _____
                                                |
Total average                                   |
earning assets                                  |
(1)              $278,284   $16,653     7.99%   |  $279,948  $16,965    8.10%
                                                |
INTEREST BEARING                                |
LIABILITIES                                     |
____________________________                    |
Deposits:                                       |
                                                |
NOW accounts     $ 39,767   $   448     1.50%   |  $ 38,120   $  483    1.69%
                                                |
Money markets      28,884       737     3.41%   |    27,304      641    3.14%
                                                |
Savings deposits   31,667       619     2.61%   |    31,782      646    2.72%
                                                |
Time deposits                                   |
under $100,000    108,315     4,516     5.57%   |   112,433    4,513   5.37%
                                                |
Time deposits over                              |
$100,000 or more   14,529      591      5.44%   |    13,952      550   5.27%
                 ________   ______      _____   |  ________   ______   _____
Total interest                                  |
bearing deposits $223,162   $6,911      4.14%   |  $223,591   $6,832   4.09%
                                                |
Other borrowings    7,815      328      5.60%   |    10,086      464   6.15%
                 ________   ______      _____   |  ________   ______   _____
Total interest                                  |
bearing deposits                                |
& other                                         |
borrowings       $230,977   $7,239      4.19%   |  $233,677   $7,297   4.18%
                                                |
Net interest                                    |
income                      $9,414              |             $9,668
                                                |
Interest rate                                   |
spread (1)                              3.80%   |                       3.92%
                                                |
Net interest                                    |
margin (1)                              4.52%   |                       4.62%


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


OTHER INCOME

Other income increased $231,000, or 10%, to $2,527,000 for the nine months ended September 30, 1996 from $2,296,000 for the same 1995 period. In addition, other income increased $33,000 or 4%, to $886,000 for the three months ended September 30, 1996 from $853,000 for the same 1995 period. This increase is primarily due to increased revenue from mortgage placement fees and installment loan origination fees which result from the Company's active participation in loan placement programs where both mortgage and installment loans are brokered or sold to third party financial institutions. Mortgage placement fees, which are fees the Company earns for originating residential first mortgage applications increased $39,000 or 27% for the nine months ended September 30, 1996 to $185,000 from $146,000 for the nine month period ended September 30, 1995. Mortgage placement fees declined 49% during the three month period ended September 30, 1996 or $38,000 from the same 1995 period. The Company anticipates that this reduced level of mortgage placement fees will continue until the end of 1996 due to current interest rate levels and loan demand. Installment loan placement fees, which are fees the Company earns for originating installment loan applications, increased $143,000 or 586% for the nine months ended September 30, 1996 to $180,000 from $37,000 for the same 1995 period and increased $55,000 for the three month period ended September 30, 1996 to $77,000 from $22,000 for the same 1995 period.


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

The provision for loan losses charged against earnings in the first nine months of 1996 was $1,602,000 compared with $3,063,000 in the same 1995 period. Net loan charge-offs for the nine months ended September 30, 1996 and 1995 were $2,799,000 and $4,011,000, respectively. The provision for loan losses charged against earnings in the third quarter of 1996 was $500,000 compared with $775,000 in the same 1995 period. Net loan charge-offs for the three months ended September 30, 1996 and September 30, 1995 were $527,000 and $1,612,000, respectively.

In establishing the allowance for loan losses, Management has considered the possible deterioration of the collateral securing its past due loans. As of September 30, 1996, the Company's allowance for loan losses was $4,695,000, or 2.1% of total loans, as compared to $5,880,000, or 2.9% of total loans, as of September 30, 1995. The allowance for loan losses was $5,893,000, or 2.9% as of December 31, 1995. The ratio of the allowance for loan losses to nonaccrual and restructured loans and accruing loans past due 90 days or more was 76.5% as of September 30, 1996 as compared to 76.8% and 60.2% as of December 31, 1995 and September 30, 1995, respectively.

As of September 30, 1996, nonaccrual loans were $3,894,000 as compared with $5,964,000 as of December 31, 1995, and $6,620,000 as of September 30, 1995. As of September 30, 1996, approximately $2,990,000 of the loans in the nonaccrual portfolio were collateralized partially by commercial or residential real estate or business assets and approximately $580,000 of nonaccrual loans were unsecured. The Company believes that its allowance for loan losses is adequate to absorb any potential reduction of the net carrying value in the nonaccrual portfolio. The ratio of nonaccrual loans to total loans declined from 3.3% at September 30, 1995 to 1.7% at September 30, 1996.

Management, after careful consideration of the above factors, is of the opinion that the allowance for loan losses as of September 30, 1996 is adequate. However, because the economic recovery in Connecticut appears to be progressing slower than in the nation, as a whole, it is difficult to predict how the future economy may impact the Company's loan customers. If economic conditions continue to slowly improve during 1996, Management believes that the level of its nonaccrual loans will continue to decline during the next several quarterly periods. However, the level of the Company's nonperforming assets will continue to negatively impact the Company's profitability in future quarterly periods.

The nature of the Connecticut economy will continue to influence the levels of loan charge-offs, nonaccrual loans and the allowance for loan losses, and Management will appropriately adjust the allowance as considered necessary to reflect future changes in risk.

The following tables set forth quarterly information on nonperforming assets, restructured loans, accruing loans past due 90 days or more and loans charged-off for the quarterly periods from September 30, 1995 to September 30, 1996.

                                  ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                             Quarter Ended

                                         (dollars in thousands)

                 Sept. 30,    June 30,     Mar. 31,      Dec. 31,   Sept. 30,
                 1996         1996         1996          1995       1995
Balance
beginning
of period        $4,723        $5,164      $5,893        $5,880      $6,717

Provision
charged to
income              500           526         576           600         775

Loans charged off:

 Commercial         413           696       1,064           537       1,313

 Real Estate:
   Commercial Mtg.   33           182          15             1         225

   Residential Mtg.  48           108         133            14          36

 Consumer           108           109         117            93          86
                 ______        ______      ______        ______     _______
Total Loans
Charged-off         602         1,095       1,329           645       1,660

Recoveries           75           128          24            58          48
                 ______        ______     _______        ______     _______
Net loans
charged-off         527           967       1,305           587       1,612
                  ______        ______      ______        ______      ______
Balance, end
of period         $4,696        $4,723      $5,164        $5,893      $5,880

Ratios:
Net loans charged-
off to avg. loans  0.24%         0.46%       0.64%         0.29%       0.80%

Allowance for
loan losses to
total loans        2.07%         2.22%       2.54%         2.88%       2.92%



NONACCRUAL LOANS, RESTRUCTURED LOANS
AND OTHER REAL ESTATE OWNED
(in thousands)

QUARTER ENDED    Sept. 30,   June 30,   Mar. 31,    Dec. 31,    Sept. 30,
                 1996        1996       1996        1995        1995

Nonaccrual loans:
Commercial       $ 1,213     $ 1,665    $ 1,375     $ 1,806     $ 2,422

Real Estate:
  Commercial       2,316       2,336      3,140       3,628       3,044

  Residential         99         185        520         292         773

Consumer             266         266        238         238         381
                  ______      ______     ______      ______      ______
Total nonaccrual
loans              3,894       4,452      5,273       5,964       6,620

Other Real Estate
Owned-net            956       1,673      1,618         614       1,063
                  ______      ______     ______     _______     _______
Total
nonperforming
assets             4,850       6,124      6,890       6,578       7,683

Restructured
loans              1,592       1,622      1,650       1,570       2,759
                 _______     _______    _______     _______     _______
Total
nonperforming
assets &
restructured
loans            $ 6,442     $ 7,746    $ 8,540     $ 8,148     $10,442

Accruing loans
past due 90 days
or more:
Commercial          514           5        215           0         194

Real Estate:
  Construction        0           0          0           0           0

  Commercial          0           0          0           0           0

  Residential         0           0        199           0          75

Consumer            142         151        126         139         110
                 ______      ______     ______      ______      ______
Total accruing
loans past due
90 days or more $   656     $   156    $   540     $   139     $   379


Allowance for
loan losses     $ 4,696     $ 4,723    $ 5,164     $ 5,893     $ 5,880

SFAS 114
impaired loans  $ 2,723     $ 2,997    $ 4,252     $ 5,590     $ 7,914

Ratio of
nonperforming
assets to total
assets             1.5%        2.0%       2.3%        2.2%        2.6%

Ratio of
nonperforming
assets,
restructured
loans & accruing
loans past due
90 days or more
to total assets    2.2%        2.5%       3.1%        2.8%        3.6%

Ratio of
nonperforming
assets to total
loans and OREO     2.1%        2.9%       3.4%        3.2%        3.8%

Ratio of
nonperforming
assets,
restructured loans,
and accruing loans
past due 90 days
or more to total
loans and OREO     3.1%        3.7%       4.5%        4.0%        5.4%

Ratio of
allowance for
loan losses to
nonaccrual loans,
restructured
loans and accruing
loans past due 90
days or more      76.5%       75.8%      69.2%       76.8%       60.2%

Ratio of non-
accrual loans,
restructured
loans and
accruing loans
past due 90 days
or more to
shareholders'
equity and
allowance for
loan losses      20.8%       29.3%      35.3%       35.7%       48.2%


OTHER REAL ESTATE OWNED

Other Real Estate Owned (OREO) expense was $87,000 for the nine month period ended September 30, 1996 as compared to $442,000 for the nine months ended September 30, 1995. OREO expense was $21,000 for the three month period ended September 30, 1996 as compared to $139,000 for the three months ended September 30, 1995. These expenses reflect losses on sales and writedowns on OREO properties and associated direct holding costs, such as property taxes, insurance and utilities. OREO holding costs were $70,000 and $77,000 for the nine month periods ended September 30, 1996 and 1995, respectively. For the three month period ended September 30, 1996 holding costs were $26,000 as compared to $53,000 for the same 1995 period. The total decline in OREO expense for both the three month and year to date periods is attributed to a decrease in OREO properties held.

The OREO balance as of September 30, 1996 is $956,000 and is comprised of 13 properties. The OREO portfolio consists of 5 residential properties, representing 38% of the total OREO portfolio, and 4 commercial properties which constitutes 31% of the total OREO portfolio. In addition, the Company has 4 parcels of land comprising the remaining 31% of the portfolio.

The following table reflects OREO activity for the last five quarterly periods.

                             OTHER REAL ESTATE OWNED
                                QUARTERLY ANALYSIS
                              (dollars in thousands)


                                   QUARTER ENDED


DESCRIPTION            09/30/96    06/30/96   03/31/96    12/31/95   09/30/95
__________________________________________________________________________
Beginning book value    $1,673      $1,617     $  614      $1,063     $1,102

Properties added             1         620      1,071         487        100

Proceeds from OREO sold   (722)       (563)       (47)       (892)       (53)

Gains(losses) on
properties sold              4          84         (8)        (44)         7

Other activity


Property writedowns                    (85)       (13)                   (93)
                        _______     _______    _______     _______    _______
Ending book value       $  956      $1,673     $1,617      $  614     $1,063



OPERATING EXPENSES

Operating expenses increased $81,000, or 1%, from $8,589,000 for the nine months ending September 30, 1995 to $8,670,000 for the same 1996 period. Salary and employee benefit expense, advertising and promotion expense, examination and professional fees, and other operating expenses offset in part by lower insurance and OREO expense were primarily responsible for the increase in operating expenses during the first nine months of 1996 as compared to the same 1995 period.

OREO expense comprised of losses on sales and writedowns on OREO properties and associated direct holding costs declined $355,000, or 80%, from $442,000 for the nine months ended September 30, 1995 to $87,000 for the same 1996 period due to a reduced OREO portfolio balance and gains recognized on OREO property sales. Advertising and promotion fees increased $74,000 or 21% from $361,000 during the nine month period ended September 30, 1995 to $435,000 for the nine month period ended September 30, 1996. This increase was primarily due to increased marketing dollars committed to product, promotion campaigns and branch openings. Examination and professional fees increased $113,000, or 25%, from $452,000 for the nine months ended September 30, 1995 to $565,000 for the same 1996 period. This increase is primarily related to increased professional fees incurred by the Company as a result of outsourcing previous internal department functions such as credit review and internal audit. Insurance expense decreased $403,000, or 60%, from $668,000 for the nine months ended September 30, 1995 to $265,000 for the same 1996 period. This decrease is due primarily to reduced insurance assessments by the FDIC. Salaries and employee benefits increased from $4,091,000 for the first nine months of 1995 as compared to $4,323,000 for the same 1996 period. The Company's full-time equivalent positions as of September 30, 1996 is 144 as compared to 138 as of September 30, 1995. During the second and third quarters of 1996, the Company opened and staffed two additional retail branch facilities.

Operating expenses increased $263,000, or 9%, from $2,811,000 for the three months ending September 30, 1995 to $3,074,000 for the same 1996 period. Similar to the nine month operating expense comparisons, salary and employee benefit expense, advertising and promotion expense, examination and professional fees, and other operating expenses were primarily responsible for the increase in operating expenses during the third quarter of 1996 as compared to the same 1995 period.


PROVISION (BENEFIT) FOR INCOME TAXES

The Company recorded an income tax benefit of $7,968,000 for the nine months ended September 30, 1996 consisting of a deferred income tax benefit of $7,983,000 offset by a $15,500 provision for minimum federal and state taxes currently payable. The deferred income tax benefit resulted from a reduction in the Company's valuation allowance in its deferred tax asset in accordance with SFAS 109, as the company recognized substantially all of its remaining available Federal income tax benefits (expiring 2010) along with a portion of its remaining State Income tax benefits (expiring 2000) which the Company expects to utilize.

The reduction in the deferred tax valuation reflects the Company's improved operating performance, reductions in non-performing assets and a positive outlook for future earnings. These factors make it more likely than not that these deferred tax items will be utilized in the future. Due to the utilization of net operating loss carryforwards, only minimum Federal and State income taxes are currently payable.


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


To fall within the well capitalized or adequately capitalized capital category, the financial institution must meet the requirements of all three capital measurements. Undercapitalized and significantly undercapitalized institutions will be categorized as such if the institution falls within any of those three capital measurements. The risk-based capital guidelines establish a measurement of capital adequacy by relating a banking organization's capital to its financial risks, both on- and off-balance sheet. As of September 30, 1996, December 31, 1995 and September 30, 1995, the Company's total risk-based capital ratio was 9.6%, 9.4%, 8.8%, respectively. The second capital measure is the Tier 1 risk-based ratio, which includes only core capital as it measures the relationship to risk-weighted assets. As of September 30, 1996, December 31, 1995 and September 30, 1995, the Company's Tier 1 risk-based ratio was 8.4%, 8.1%, and 7.6%, respectively. The third capital adequacy measure is the Tier 1 (or core) leverage capital (using the same definition of capital as used in the risk-based guidelines) to average total assets. The Company's Tier 1 leverage ratio was 5.8%, 5.3%, and 5.0% as of September 30, 1996, December 31, 1995 and September 30, 1995, respectively. As of September 30, 1996, based on the above criteria, the Company falls within the adequately capitalized category. The Bank also falls within the adequately capitalized category.

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

The primary focus of the Company's liquidity management is appropriately to match cash inflows and outflows with funds provided by the Company's market for deposits and loans. The Company's objective is to maintain adequate cash which is invested in federal funds. During the first nine months of 1996, the average balance of federal funds sold was $2,833,000. In the event the Company needs to borrow cash to manage its overnight position or short-term position, the Company can borrow approximately $6,000,000, as of September 30, 1996, on an overnight basis from the Federal Home Loan Bank of Boston and has access to a $1 million federal funds line of credit with a commercial correspondent bank. The Company can also borrow funds from the Federal Home Loan Bank of Boston on a short- and long-term advance basis. As of September 30, 1996, the Company had $4,260,000 in overnight borrowings outstanding from the Federal Home Loan Bank of Boston and has borrowed $7.4 million, on average, during the first nine months of 1996 in term advances. In addition, the Company has access to $2,000,000 in short-term funds via reverse repurchase agreements with a brokerage firm. The Company's investment portfolio also provides a secondary source of liquidity.

At September 30, 1996, the Company's liquidity ratio as defined by FDIC criteria was 24.4% compared to 24.4% and 29.1% as of December 31, 1995 and September 30, 1995. The liquidity ratio is defined as the total of net cash, short-term investments and other marketable assets, divided by total net deposits and short-term liabilities. Management believes that its liquidity position is adequate as of September 30, 1996.

The Company generated a negative aggregate cash flow of $743,000 for the nine months ended September 30, 1996, as compared to a negative aggregate cash flow of $4,888,000 for the same 1995 period. Cash flows provided by operating activities were $3,129,000 and $4,685,000 for the nine months ending September 30, 1996 and September 30, 1995, respectively, which was due in part to significant non-cash charges for the provision for loan losses and writedowns on OREO. Net cash provided by financing activities was $12,879,000 for the nine months ending September 30, 1996 as opposed to net cash used by financing activities of $4,761,000 for the same 1995 period. For the nine months ended September 30, 1996, net cash provided by financing activities was primarily attributed to time deposits and proceeds from FHLB advances. Net cash used by investing activities was $16,759,000 and $4,811,000 for the nine months ending September 30, 1996 and September 30, 1995. The cash used by investing activities for the nine months ended September 30, 1996 was primarily for net loans originated and matured and net purchases of investment securities available for sale partially offset by the sale of investment securities held as available for sale. For the nine months ended September 30, 1995, cash used by investing activities was due to loans originated offset by a decrease in federal funds sold and investment securities maturities.

The Company concentrates its efforts on evaluating interest rate risk and appropriately adjusts for changes in rates and maturities of its assets and liabilities. The Company's objective is to provide stable net interest income. The table below illustrates the ratio of rate sensitive assets to rate sensitive liabilities as they mature and/or reprice within the indicated periods. As of September 30, 1996, the Company's rate sensitive assets repricing or maturing approximately equalled its rate sensitive liabilities during the first nine months. This results from having approximately 31% of the Company's loan portfolio available to reprice within thirty days. In an increasing rate environment, asset sensitivity enhances earnings potential, whereas liability sensitivity would negatively impact earnings. In contrast, in a declining rate environment, asset sensitivity would negatively impact earnings, whereas liability sensitivity enhances earnings potential. The Company is "liability sensitive" between the periods of seven to twelve months and beyond one year which is primarily due to its demand and savings accounts, which are considered relatively stable and not easily influenced by changes in interest rates. At September 30, 1996, the amount of the Company's cumulative gap with respect to assets and liabilities maturing or repricing within one year was $40,069,000 more liabilities than assets repricing (a negative gap position), representing a negative 14% cumulative gap to total rate sensitive assets. ALCO manages the gap position on an ongoing basis to assure an interest rate risk not to exceed more than a 3% change in net interest income for a one year period. If interest rates were to immediately increase by 200 basis points, the negative impact on the Company would be within ALCO's tolerance level.

The following table sets forth the distribution of the repricing of the Company's earning assets and interest bearing liabilities at a single point in time, as of September 30, 1996. The table shows the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which interest earning assets and interest bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the Company's repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company's customers. The Company's interest rate sensitivity position is adjusted as ALCO's assessment of the interest rate outlook and other factors are modified. As the Company increases its total assets, the overall business plan provides for matching its assets and liabilities to reduce interest rate risk and liquidity risk.


Interest - Rate Sensitivity
Table
(dollars in thousands)

September 30,
1996          Month 1  Month 2  Month 3 Months  Months    Over      Total
                                        4-6     7-12      1 Year
_____________________________________________________________________________
Rate Sensitive
Assets:
 Loans 1      $71,184  $4,298   $4,210  $12,208  $25,264  $103,644   $220,808
 Investments    6,669   6,480    4,754    2,350    3,508    39,526     63,287
              _______  ______   ______   ______  _______   _______   ________
Total Rate
Sensitive
Assets         77,853  10,778    8,964   14,558   28,772   143,170    284,095

Rate Sensitive
 Liabilities:
 Time deposits  6,380   8,557    6,992   33,149   35,158    37,157    127,393

 Other
 deposits      84,1472     70    2,071    4,215      255    77,5303   168,288
              _______  ______   ______   ______    ______   _______   _______
Total Rate
Sensitive
Liabilities    90,527   8,627    9,063   37,364   35,413   114,687    295,681
Net Gap       (12,674)  2,151      (99) (22,806)  (6,641)   28,483   (11,586)
               ______  ______    _____   ______    ______   _______   ______
Cumulative
Gap           (12,674) (10,523) (10,622) (33,428) (40,069)  (11,586) (11,586)

Net Gap as %
of total rate
sensitive assets  -4%     1%      -0%        -8%      -2%       10%      -4%

Cumulative Gap
as % of total
rate sensitive
assets           -4%     -4%      -4%       -12%     -14%       -4%      -4%

1 Excludes nonaccrual loans

2 The Company has assumed that 100% of money market and NOW accounts will reprice within 30 days based on local market conditions.

3 The Company has assumed that 90% of demand and savings deposits will not be withdrawn in less than one year based on its analysis of Bank and industry experiences for the rate of runoff of such deposits.

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


Date:  November 13, 1996   /s/ F. Patrick McFadden, Jr.
                          ________________________________________
                          F. Patrick McFadden, Jr.
                          President/Chief Executive Officer



Date:  November 13, 1996   /s/ John F. Trentacosta
                          ________________________________________
                          John F. Trentacosta
                          Executive Vice President/Chief Financial
                          Officer

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 13, 1996    ______________________________________
                            F. Patrick McFadden, Jr.
                            President/Chief Executive Officer



Date:  November 13, 1996    ______________________________________
                            John F. Trentacosta
                            Executive Vice President/Chief Financial
                            Officer