Form 10-K
period 1996-12-31
BNH BANCSHARES INC
filed 1997-03-19
CIK 764205

1996
                        A N N U A L        R E P O R T

To Our Shareholders:


We have successfully completed an important year in the financial turnaround of your Company. We have established a solid foundation from which we can grow the Company's assets, improve overall profitability and continue to develop our market area. After spending difficult years struggling to recover from what was probably the worst economic downturn in our local and national economy, we are now poised to enhance shareholder value.

The Company reported net income of $9,984,000, or $2.71 per share, for the twelve months ended December 31, 1996, as compared with $1,811,000, or $.49 per share, for the full year of 1995. Net income reported in 1996 included approximately $8 million of income tax benefits, compared to $1.1 million of tax benefits in 1995. Income tax benefits were recorded in 1995 and 1996 as the Company substantially reduced its valuation allowance on deferred tax assets because of improved operating performance and anticipation of continued future profitability. As of the fourth quarter of 1996, the Company returned to a fully taxable reporting basis. On a pretax basis, the Company earned $2,177,000 in 1996, as compared with $777,000 in 1995.

The major factor influencing the improvement in pretax profits was a substantial reduction in expenses associated with the Bank's problem assets. Loan loss provisions decreased from $3,663,000 in 1996 to $1,964,000 in 1995. In addition, costs associated with managing the Company's Other Real Estate Owned ("OREO") declined from $484,000 in 1995 to $144,000 in 1996.

The Company's core operating income, consisting of net interest income and other income, increased moderately, from $15.9 million in 1995 to $16.1 million in 1996. On a year-to-year basis, the Company has increased its average earning assets by approximately $7 million. However, in the last quarter of 1996 the Company's average earning assets grew significantly and were nearly $26 million greater than in the fourth quarter of 1995.

Throughout 1996, management originated quality loans in the portfolio while continuing to manage the Company's remaining problem loans. In fact, total loans have increased over $30 million, or 15%, in 1996. We have been successful in developing our indirect consumer auto loan portfolio, which is comprised of loans underwritten by the Bank but originated at auto dealerships. The total consumer loan portfolio increased by $20.3 million, from $45.4 million as of December 31, 1995 to $65.7 million as of December 31, 1996. At the end of 1996, we had 84 automobile dealers actively referring consumer contracts to The Bank of New Haven. In fact, since the Bank keeps a well diversified total loan portfolio, we sell to other financial institutions indirect auto loans that we have originated. In total, during 1996 the Bank originated $45 million in consumer loans, $14 million of which was sold to other banks.

The Bank of New Haven has also continued to develop its residential mortgage portfolio. We are quite proud of the increase in local residential mortgages made in 1996. In total, residential mortgages have increased by $9.3 million, from $45.4 million as of December 31, 1995 to $54.7 million in 1996. In order to enhance our efficiency in this line of business, we have filed an application with the Federal

                               ANNUAL 1996 REPORT

National Mortgage Association to originate and sell mortgages directly into the secondary market. Presently, this is done through intermediaries. Like our indirect auto loan business, we originate many more residential mortgage loans than we keep in our portfolio. In 1996 the Bank originated $39 million in residential mortgages, $15 million of which was kept in the Bank's portfolio.

The Bank's commercial loan and commercial mortgage portfolios did not grow as we had expected in 1996. In total, these loans increased by $4.2 million, from $113.3 million in 1995 to $117.5 million in 1996. We anticipate making greater progress in developing new commercial customers in 1997.

The Company's overall operating expenses increased by $824,000, or 7%, when comparing 1995 to 1996. A major contributing factor to the increase was the opening of two new branches in 1996. In July, we opened our ninth banking office located in Milford. It is our second branch location in that city, and we are pleased with the deposit levels and activity that this branch has generated. In October of 1996 we opened our first shoreline branch in Branford. We have been well received by this town, and all indications are that this branch will also be extremely successful. By the time you receive this report, we will have also opened a branch in Guilford, another shoreline community. Although our operating style is to open branches in a tasteful yet fiscally conservative manner, the cost of developing, marketing and staffing these branches has certainly played a part in increasing the operating expenses of the Company. We are confident, however, that these additions will enhance the future value of our franchise.

In 1996, following completion of a regulatory examination, the Bank had all regulatory orders removed. This almost immediately manifested itself in lower FDIC insurance premiums. In 1996 these premiums were $173,000, as compared to $594,000 in 1995. We are extremely proud of all of our employees, directors and loyal customers who believed in us and supported us through many difficult years. In particular, our employees should be commended, as they have clearly been through the most difficult times.

We wish to thank Victor B. Hallberg for his many years of service as a director since the Bank's incorporation in 1979. Mr. Hallberg, who intends to slow down a little and enjoy life, has resigned as of the end of 1996.

In addition, we regret to tell you that our dear friend and director, Karl J. Jalbert, passed away in November, 1996. We will all miss him.

Thank you for your continued support.

Very truly yours,

/s/ GEORGE M. DERMER                      /s/ F. PATRICK MCFADDEN, JR.
---------------------                     -----------------------------------
George M. Dermer                          F. Patrick McFadden, Jr.
Chairman of the Board                     President & Chief Executive Officer

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1996

                                   ----------

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

        Registrant's telephone number including area code: (203) 498-3500

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, No Par Value Per Share
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES  X     NO
                                   -----     -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant based on the average bid and asked prices of such stock as of March 13, 1997.

                     Common Stock, no par value $45,434,897

* For purposes of this calculation, 226,733 shares held by the directors and executive officers of BNH Bancshares, Inc. have been deemed to be held by affiliates of BNH Bancshares, Inc.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
                         Class                         March 13, 1997
                         -----                         --------------
                     Common Stock,
                no par value per share                    3,690,492

                       Documents Incorporated By Reference

     Certain portions of the Company's definitive proxy statement dated March 19, 1997 are incorporated by reference into Part III of this report.

                                          The Exhibit Index is found at page 61.
================================================================================

                                TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
PART I.......................................................................................    2
      Item  1--Business......................................................................    2
             --Executive Officers of the Company.............................................    7
      Item  2--Properties....................................................................    9
      Item  3--Legal Proceedings.............................................................   10
      Item  4--Submission of Matters to a Vote of Security Holders...........................   10

PART II......................................................................................   10
      Item  5--Market for the Registrant's Common Equity and Related Stockholder Matters.....   10
      Item  6--Selected Financial Data.......................................................   11
      Item  7--Management's Discussion and Analysis of Financial Condition and Results of
                Operations...................................................................   12
      Item  8--Financial Statements and Supplementary Data...................................   31
      Item  9--Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosures..................................................................   56

PART III.....................................................................................   56
      Item 10--Directors and Executive Officers of the Registrant............................   56
      Item 11--Executive Compensation........................................................   56
      Item 12--Security Ownership of Certain Beneficial Owners and Management................   56
      Item 13--Certain Relationships and Related Transactions ...............................   56

PART IV......................................................................................   57
      Item 14--Exhibits, Financial Statement Schedules and Reports on Form 8-K...............   57

                                     PART I

ITEM 1. BUSINESS

         BNH Bancshares, Inc. (the "Company") is a bank holding company incorporated in Connecticut in February 1985, the principal assets of which are the common stock of its wholly-owned subsidiaries, The Bank of New Haven (the "Bank") and Northeastern Capital Corporation (presently inactive) ("Northeastern"). The principal business of the Bank is to provide a full range of services, including checking and savings accounts and loans primarily to small and medium-sized businesses, professional organizations and individuals in the New Haven metropolitan area. As of December 31, 1996, the Company had total assets of $342 million, total deposits of $298 million, total loans, net of the allowance for loan losses, of $230 million, and shareholders' equity of $26 million.

         The Bank, a state-chartered bank and trust company, was organized under the Connecticut banking laws on May 24, 1978 and began commercial banking operations in New Haven, Connecticut on April 16, 1979. The Bank has concentrated its marketing efforts in the greater New Haven area. The main office of the Bank and its executive offices are located at 209 Church Street, New Haven, Connecticut. As of December 31, 1996, the Bank operates nine additional branch offices, two in New Haven and Milford, and one each in Branford, Orange, Woodbridge, North Haven and Hamden, Connecticut. The Company also maintains an Operations Center in Orange, Connecticut. The Bank employed 149 full-time equivalent employees at December 31, 1996.

REGULATION OF THE COMPANY

         As a bank holding company, the Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Board"). The Company's ability to acquire an interest in another bank is limited by the Bank Holding Company Act of 1956, as amended (the "Act"), which requires the Company to obtain the approval of the Board prior to the acquisition of all or substantially all of the assets of any bank or ownership or control of the voting shares of any bank if, after giving effect to such acquisition, the Company would own or control more than five percent of the voting shares of such bank.

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

         The Company may not engage in any business other than managing or controlling banks or savings associations or furnishing services to its subsidiaries, with the exception of certain activities which, in the opinion of the Board, are closely related to banking or to managing or controlling banks or savings associations. The Company is also generally prohibited from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company unless that company is engaged in activities expressly authorized by the Act or the Board approves the acquisition. In making such determination, the Board considers whether such activities are closely related to banking.

         Federal Reserve Board regulations require bank holding companies to meet certain minimum capital requirements. Under the regulations, capital adequacy of a bank holding company is evaluated in two ways. The Board has adopted a leverage ratio requirement applicable to bank holding companies with $150 million or more in consolidated assets. The leverage ratio is a ratio of "Tier 1 capital" to total average assets as defined in the regulations. Tier 1 capital for a bank holding company is generally defined as common equity, minority interests in equity accounts of consolidated subsidiaries and qualifying perpetual preferred stock. (Cumulative perpetual preferred stock is limited to 25% of Tier 1 capital). In addition, Tier 1 capital excludes goodwill and other intangibles and investments in subsidiaries that the Board determines should be deducted from capital. The regulations require a minimum ratio of 3% Tier 1 capital to total assets for the most highly rated bank holding companies that are not anticipating or experiencing significant growth and do not have high levels of risk. All other bank holding companies are required to meet a minimum leverage ratio that is at least 100 to 200 basis points above this minimum.

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

         Board regulations require the Bank to maintain reserves against its transaction accounts. Effective December 31, 1996, reserves of 3% are required to be maintained against transaction accounts totaling $44.9 million or less (except that $4.4 million is exempt) and a reserve of 10% is required to be maintained against that portion of total transaction accounts in excess of $44.9 million. These amounts and percentages are subject to further adjustment by the Board.

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

         The Federal Deposit Insurance Corporation ("FDIC") is an independent agency of the United States Government and currently insures deposits of each insured depositor of the Bank through its Bank Insurance Fund up to $100,000. Insurance of deposits by the FDIC subjects the Bank to comprehensive regulation, supervision and examination by the FDIC. The Bank is required, among other things, to pay premium charges to the FDIC for such insurance. Under FDICIA, the FDIC has adopted regulations establishing a risk-based assessment for insurance premiums pursuant to which higher insurance rates are charged to institutions that pose greater risks to the deposit insurance funds. Currently, under this system, a depository institution's semi-annual assessment will fall within a range of $0 to $0.27 per $100 of domestic deposits, based in part on the probability that the deposit insurance fund will incur a loss with respect to that institution. Each institution is notified of its risk classification based on its capital ratios. For information on insurance premiums paid by the Bank, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Insurance Expense".

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

         During the first quarter of 1991, the Bank was examined by the FDIC. On September 19, 1991, the Bank entered into a Stipulation and Consent to the issuance of an Order to Cease and Desist (the "Order") with the FDIC, which was concurred in by the Banking Commissioner of the State of Connecticut. On September 27, 1991, the FDIC issued an Order to Cease and Desist which became effective on October 7, 1991. The Order required the Bank to take specific action to correct certain deficiencies addressed as a result of the FDIC's examination of the Bank as of February 19, 1991. In addition to requiring the Bank to maintain a Tier 1 leverage capital ratio of 6% or more, the Order required the Bank to take a series of actions designed to improve its financial condition and operating results and to augment its capital position. These requirements and the Bank's response included, but were not limited to, increasing the loan loss reserve; charging-off classified loans and improving asset quality; and addressing concerns regarding liquidity and reliance on volatile funds.

         Following the issuance of the Order, the Bank took steps designed to meet its requirements, including the submission of capital plans designed to achieve the required capital levels. On July 28, 1993, the Company successfully completed its rights offering of common stock to existing shareholders and standby purchasers. The rights offering resulted in the issuance of 10,404,000 new shares of common stock at a subscription price of $1.25 per common share. As the rights offering took place prior to the reverse 1 for 4 stock split which occurred in 1996, the number of new shares issued as well as the subscription price reflected pre-split values. In terms of post-split values, the number of new shares issued and the subscription price of each are 2,601,000 and $5.00, respectively. Net proceeds amounted to $11,992,000. The Company contributed the net proceeds from the rights offering to the Bank in a manner that such proceeds constituted Tier 1 leverage capital for regulatory purposes. The Bank, as of December 31, 1993, was in compliance with every provision of the Order.

         During the second quarter of 1994, the Company incurred a net loss of $6,500,000 which reduced both the Bank's and the Company's Tier 1 leverage capital ratios below the Order's minimum Tier 1 leverage requirement of 6%. This quarterly net loss was primarily related to an $18,000,000 bulk sale of problem loans. Management believes that the bulk sale of problem assets significantly improved the quality of the Company's loan portfolio and believes that its actions to improve asset quality were responsive to the Order. As a result of the decline in Tier 1 leverage capital, the Bank, as required by the Order, filed a capital restoration plan with the FDIC during the third quarterof 1994. The plan, which was accepted by the FDIC, called for restoration of the Bank's capital ratios throughfuture earnings.

         The FDIC, after completion of a joint examination of the Bank with the Connecticut Banking Department as of February 6, 1995, removed the Order and, based on the Bank's improved overall financial condition, issued on May 16, 1995, a less stringent Memorandum of Understanding (the "Memorandum"), which the Bank voluntarily agreed to enter into. The Memorandum required, among other things, that the Bank achieve certain Tier 1 leverage and total risk-based capital requirements. The Bank was to have a Tier 1 leverage capital ratio of at least 5% by June 30, 1996 and 6% by June 30, 1997. If these thresholds were not maintained, the Bank would be required to submit a written capital plan to increase its Tier 1 leverage capital to the required level. Also, the Bank was to maintain a total risk-based capital ratio of at least 8% throughout the existence of the Memorandum. As of December 31, 1995, the Bank's Tier 1 leverage capital and total risk-based capital ratios were 5.3% and 9.4%, respectively. On April 23, 1996, the FDIC, after completion of a joint examination of the Bank with the Connecticut Banking Department, based on the Bank's continued improved overall financial condition, removed the Memorandum in favor of a less stringent resolution. The Memorandum was removed based on the condition that the Bank's Board of Directors pass a resolution requiring the Bank to: continue its efforts towards meeting the Capital Goals as outlined in the Original Memorandum; check with State Regulators prior to paying any dividends; and establish goals to internally monitor its level of classified assets as compared to total capital and eligible reserves.

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

     A. Capital Categories and Prompt Regulatory Action

         FDICIA increases the supervisory powers of the FDIC and the other federal regulatory agencies with regard to undercapitalized depository institutions, and changes the capital rules applicable to the Bank. Under the regulations, banking regulators defined five capital categories: institutions that are well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The purpose of these categories is to allow federal regulatory agencies to monitor undercapitalized institutions more closely in order to take appropriate and prompt regulatory action to minimize the potential for significant loss to the deposit insurance fund. Institutions in the first two categories operate with few restrictions. Institutions in the other three categories may be required to raise additional capital, curtail growth, limit interest rates paid, divest subsidiaries and limit executive compensation. Regulators are also empowered to remove top management and call for new elections of directors. FDICIA also allows for the appointment of a conservator or receiver of an insured depository institution if the institution is undercapitalized and either has no reasonable prospect of becoming adequately capitalized, fails to become adequately capitalized as required, or fails to submit or materially implement a capital plan. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources" for a description of the five capital categories.

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

         It is expected that competition will become more intense in the future due to changes in State and Federal laws and regulations and the entry of additional bank and non-bank competitors. Connecticut laws have gradually expanded the powers of state-chartered thrift institutions and these institutions have virtually the same powers as commercial banks. In addition, Connecticut law now effectively provides for full interstate banking. Under this legislation, subject to the approval of the Connecticut Banking Commissioner after consideration of specified factors, business combinations are permitted among commercial banks, bank holding companies and thrift institutions located in Connecticut and other states with reciprocal interstate banking laws. Such out-of-state institutions may also form their own banks in Connecticut. Several acquisitions involving Connecticut banks and bank holding companies and non-Connecticut financial institutions have occurred under Connecticut's interstate banking law, further increasing competition in the state. Recent federal legislation permits a bank holding company that is adequately capitalized to acquire control of, or acquire all or substantially all of the assets of, a bank located in another state without regard to whether the acquisition is prohibited by the laws of the state in which the bank is located. The same legislation permits interstate mergers of banks after June 1, 1997, or sooner in any state that passes legislation specifically permitting such mergers to take place sooner. The establishment of "de novo" branches by an out-of-state bank is permitted in any state that adopts legislation to permit such interstate branching. Legislation has been adopted in Connecticut which currently permits interstate mergers and "de novo" interstate branching in Connecticut. The Company cannot predict the long-range effect of this new legislation on the Company's operations at this time.

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

         The New Haven area banking market has undergone significant changes in recent years. Due to the failure of three local institutions, as well as the recent merger of two regional banks, whose corporate headquarters will be located outside the State of Connecticut, the Bank of New Haven remains the only commercial bank, as well as one of only two financial institutions, based within the City of New Haven itself. Although these changes have resulted in generally increased competition from larger institutions with greater financial resources than the Bank, the Bank believes that the loss of locally-based competitors provides certain marketing opportunities. The Bank stresses its local identity and community orientation in developing and marketing its products and services. In addition, the Bank focuses on small- to medium-sized commercial customers, where its emphasis on personal, responsive and efficient services is particularly appropriate. The Bank supplements this market focus by emphasizing that it has the capacity and willingness to understand these customers' financial needs and objectives. The Bank believes this particular segment of the market is currently underserved. The Bank's market strategy includes expanding this focus to its retail banking efforts both within its current branch network and adjacent communities.

EXECUTIVE OFFICERS OF THE COMPANY

         Officers are elected to hold office until their respective successors are duly elected or until their earlier resignation or removal. There is no family relationship between any executive officer or director of the Company.

              F. PATRICK MCFADDEN, JR., 59, has served as President and Chief Executive Officer of the Company and the Bank since August 1989, and has served on the Board of Directors of the Company and the Bank since August 1989. Mr. McFadden was Chairman and Chief Executive Officer of New Haven Merchants' Bank ("Merchants"), which merged with the Bank in August 1989, from May 1987 to August 1989.

              THOMAS J. CAHILL, JR., 62, Executive Vice President of the Bank since August 1989, has served on the Board of Directors of the Bank since August 1989, and was Executive Vice President of Merchants from January 1989 to August 1989.

              JOHN F. TRENTACOSTA, CPA, 44, Executive Vice President of the Company and the Bank since December 1993, has been Chief Financial Officer ("CFO") of the Company since April 1988, Secretary of the Company from 1989 through 1994, Senior Vice President and CFO of the Bank since December 1988, and has served on the Board of Directors of the Bank since December 1988.

              LORRAINE K. YOUNG, 61, Executive Vice President of the Bank since December 1987, has served on the Board of Directors of the Bank since December 1988, and was Senior Vice President of the Bank from 1984.

              RICHARD R. BARREDO, 46, has served as Senior Vice President of the Bank since December 1989 andwas Vice President of the Bank since August 1989 and Vice President of Merchants from September 1988 to August 1989.

              MARK A. CANDIDO, 50, has served as Senior Vice President of the Bank since December 1989 and was Vice President of the Bank since August 1989 and Vice President of Merchants from 1987 to 1989.

SUPPLEMENTARY INFORMATION

         The following supplementary information, some of which is required under the Securities and Exchange Commission's Guide 3 (Statistical Disclosure by Bank Holding Companies), is found in this report on the pages indicated below, and should be read in conjunction with the related consolidated financial statements andnotes thereto.

Return on Equity and Assets............................................      11
Average Balance Sheets.................................................      13
Summary of Average Earning Assets and Paying Liabilities...............      14
Rate-Volume Analysis...................................................      15
Maturities and Weighted Average Yields of Investments..................      16
Types of Investments...................................................      17
Maturity Distribution of Time Deposits of $100,000 or more.............      18
Types of Loans.........................................................      18
Risk Elements in Loan Portfolio........................................      21
Summary of Loan Loss Experience........................................      23
Allocation of the Allowance for Loan Losses............................      24
Maturities and Sensitivities of Loans to Change In Interest Rates......      28

ITEM 2. PROPERTIES

         The table below sets forth information concerning leases or ownership for the Company's banking locations as of December 31, 1996.

                                                                                                     Lease
                                                            Year         Square      Owned or     Expiration
Offices                                                    Opened         Feet        Leased         Date
--------                                                   ------        ------      ---------    ----------
Main Office:
209 Church Street
New Haven, CT........................................        1979        10,000       Leased(1)    1999(2)
Branch and Operations Offices:
Whalley Norton Office
New Haven, CT........................................        1980         2,000       Leased        1997(2)
Annex Office
New Haven, CT........................................        1982         2,600       Leased        2006(3)
Orange Office
Orange, CT...........................................        1984         2,600       Leased        1998(4)
Old Gate Lane Office
Milford, CT..........................................        1986         2,200       Leased        1996(5)
Cherry Street Office
Milford, CT..........................................        1996         1,700       Leased        2001(8)
Hamden Office
Hamden, CT...........................................        1988         3,950        Owned
Branford Office
Branford, CT.........................................        1996         5,900       Leased        1998(9)(12)
Woodbridge Office                                                                     Owned/
Woodbridge, CT.......................................        1989         4,200       Leased        2021(6)
Operations Center
273 Indian River Rd
Orange, CT...........................................        1988        17,200       Leased        1997(7)
North Haven Office                                                                    Owned/
North Haven, CT......................................        1990         1,200       Leased        1997(6)
Guilford Office
Guilford, CT.........................................        1997(10)     2,700       Leased        2001(11)

----------

(1) On February 20, 1985, the Bank purchased a 25% interest in a partnership which owns the Main Office building for a purchase price of $200,000. (2) Renewable to 2009. Subject to the Lessor's right to sell and the Bank's right of first refusal to buy the building during the renewal period.
(3)  Renewable to 2016.
(4)  Renewable to 2003.
(5) Lease has expired. Current terms are month-to-month during new lease negotiations.
(6)  The Company owns the building and leases the land.
(7)  Renewable to 2009.
(8)  Renewable to 2016.
(9)  Renewable to 2013.
(10) Branch opened on February 22, 1997.
(11) Renewable to 2011.
(12) Branch is approximately 3,000 square feet. Remaining space available for sublease.

         As of December 31, 1996, the Company provided traditional services from each of its banking locations. All offices are free-standing buildings located in commercial and retail business areas, and each has a drive-in teller and parking facilities for customers. The majority of the Company's support and data processing operations are located in its Operations Center in Orange, Connecticut. The Bank purchased a 50% ownership interest in the Chapel Street facility on September 30, 1991 for $900,000. This transaction reduced the Bank's annual lease payments to $123,300 until the lease expires on January 31, 2002. Automated teller machines are located at the Annex, Woodbridge, North Haven, Orange, both Milford and Branford offices, Costco, a retail facility in Milford, and Southern Connecticut State University.

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

         None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related
        Stockholder Matters

COMMON STOCK PRICE RANGE AND DIVIDENDS PAID

         The Company's common stock is traded on the National Market tier of The Nasdaq Stock Marketsm under the symbol "BNHB". The table below presents high and low sales prices for the Company's common stock on the Nasdaq National Market tier of The Nasdaq Stock Marketsm for 1996 and 1995.

                                             1996 Price           1995 Price
                                         -----------------    -----------------
                                          High        Low     High         Low
                                         -----       -----    -----       -----
First Quarter..........................  $ 9.00      $7.50    $6.00       $3.52
Second Quarter.........................    8.25       7.00     6.52        5.00
Third Quarter..........................    7.88       6.75     8.00        5.00
Fourth Quarter.........................   13.00       7.75     8.00        7.00

         See Note 11 to the Consolidated Financial Statements for a description of restrictions on the Company's ability to pay dividends. There were no dividends paid in 1996 or 1995. At February 3, 1997, the Company has approximately 1,700 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

                                                                      Year Ended December 31,
                                                      ------------------------------------------------------------
                                                        1996         1995        1994         1993          1992
                                                      --------     --------     --------     --------     --------
                                                               (In thousands except per share data)
FOR THE YEAR
 Interest income ..................................   $ 22,698     $ 22,649     $ 20,693     $ 19,805     $ 22,742
 Interest expense .................................      9,929        9,785        7,595        8,186       11,061
 Net interest income ..............................     12,769       12,864       13,098       11,619       11,681
 Provision for loan losses ........................      1,964        3,663        9,199        4,890       10,601
 Other income .....................................      3,342        3,058        2,653        2,638        2,498
 Net gain (loss) on investment securities .........          7            5          (49)          (8)         102
 Operating expenses ...............................     11,970       11,487       12,669       12,029       14,039
 Income (loss) before income taxes ................      2,177          777       (6,166)      (2,670)     (10,359)
 Provision (benefit) for income taxes .............     (7,807)      (1,034)          22         (158)      (1,271)
 Net income (loss) ................................      9,984        1,811       (6,188)      (2,512)      (9,088)
 Per common share data:
    Net income (loss) (2) .........................       2.71         0.49        (1.68)       (1.16)       (8.40)
    Book value per share (2) ......................       6.96         4.24         3.36         5.48         9.96
    Cash dividends declared .......................       --           --           --           --           --
AT YEAR END
 Total assets .....................................   $342,229     $298,911     $299,175     $287,616     $290,622
 Loans ............................................    234,680      204,495      206,986      198,950      206,249
 Deposits .........................................    298,924      276,764      277,716      264,606      273,119
 Shareholders' equity .............................     25,611       15,593       12,356       20,206       10,739
SIGNIFICANT STATISTICAL DATA
 Return on average assets .........................       3.27%        0.61%       (2.13%)      (0.88%)      (3.04%)
 Return on average equity .........................      54.21%       13.02%      (37.78%)     (17.66%)     (59.02%)
 Average equity to average assets .................       6.03%        4.70%        5.65%        5.00%        5.15%
 Average loans to average deposits ................      78.14%       75.43%       78.44%       75.06%       82.41%
 Net interest spread ..............................       3.79%        3.94%        4.26%        3.95%        3.85%
 Net interest margin ..............................       4.50%        4.62%        4.82%        4.42%        4.29%
 Efficiency ratio (1) .............................      73.40%       72.12%       80.42%       84.37%       99.01%
 Shareholders' equity to total assets .............       7.48%        5.22%        4.13%        7.03%        3.70%
 Tier 1 leverage capital ratio ....................       5.75%        5.29%        4.68%        7.01%        3.74%
 Total risk-based capital ratio ...................       9.56%        9.37%        8.09%       11.04%        6.34%
 Ratio of nonaccrual loans to total loans .........       1.54%        2.92%        3.40%        4.42%        4.51%
 Ratio of nonperforming assets to total assets ....       1.20%        2.20%        2.97%        5.14%        6.19%
 Ratio of nonaccrual loans, restructured loans
  and accruing loans past due 90  days or more
  to total shareholders' equity and allowance for
  loan losses .....................................      19.38%       35.71%       51.34%       84.27%      123.70%
 Ratio of nonperforming assets, restructured loans,
  accruing loans past due 90 days or more to
  total assets ....................................       1.88%        2.77%        3.91%       10.79%       12.06%
 Ratio of net charge-offs to average loans ........       1.46%        2.24%        5.70%        3.02%        3.86%
 Ratio of allowance for loan losses to nonaccrual
  loans, restructured loans and accruing loans
  past due 90 days or more ........................      79.96%       76.80%       69.32%       37.94%       40.10%
 Weighted average number of shares
  outstanding (2) .................................      3,682        3,682        3,682        2,199        1,080

----------

(1) The efficiency ratio is the ratio of other non-interest expense to tax-equivalent net interest income plus other income after adjustment to exclude net gains (losses) on sales of investments.

(2) Adjusted to reflect a 1 for 4 reverse stock split which occurred during 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following section presents management's discussion and analysis of the financial condition and results of operations of the Company and its subsidiaries for the last three fiscal years. It should be read in conjunction with the Consolidated Financial Statements and related Notes found later in this document. When necessary, reclassifications have been made to prior years' data throughout the following discussion and analysis for purposes of comparability with 1996 data.

SUMMARY

         Net income for 1996 was $9,984,000 as compared to $1,811,000 for 1995 and a net loss of $6,188,000 for 1994. Net income per share was $2.71 in 1996 and $.49 in 1995 compared to a net loss of $1.68 for 1994. The substantial increase in net income for 1996 reflects an income tax benefit recognized during the third quarter of 1996 of $7,508,000. This benefit was derived from the Company reducing its valuation allowance on its deferred tax assets in accordance with SFAS 109. Pre-tax income for the years 1996 and 1995 was $2,177,000 and $777,000, respectively, as compared to a loss of $6,166,000 for 1994. The financial condition of the Company has continued to improve in 1996, as in 1995, and consequently, the Company has reported two consecutive years of net income after having reported significant net losses for each year since 1990 due to significant loan loss provisions and other real estate owned ("OREO") expenses resulting from high levels of problem assets. The ratio of nonaccrual loans, OREO, restructured loans and loans past due 90 days or more to total assets declined from 3.9% as of December 31, 1994 and 2.8% as of December 31, 1995 to 1.9% as of December 31, 1996.

         The Company's major source of revenue, net interest income, declined slightly, by .7%, during 1996 to $12,769,000. Net interest income was $12,864,000 in 1995 and $13,098,000 in 1994. The decline in net interest income for the twelve month period ending December 31, 1996 is primarily due to the reduction in net interest margin from 4.62% to 4.50%, partially offset by a higher volume of earning assets.

         Consequently, the Company's net interest margin decreased 12 basis points, or 2.6%, from 4.62% as of December 31, 1995 to 4.50% as of December 31, 1996. Although the Company's loan loss provision, necessitated by the evaluation of the quality of the loan portfolio and net charge-offs of $3,161,000 in 1996, $4,597,000 in 1995 and $11,869,000 in 1994, resulted in a significant net loss in 1994, asset quality has improved in 1995 and 1996 and the level of loan loss provision has declined. The provision for loan losses was $1,964,000 in 1996, $3,663,000 in 1995, and $9,199,000 in 1994.

         The Company's operating expenses increased 4% from 1995, after having decreased 9% from 1994 to 1995. Although expenses related to maintaining and disposing of the Company's OREO properties and overall insurances, including FDIC premiums, have decreased substantially during 1996 due to the improved financial condition of the Bank, most other areas of operating expenses have increased. Salaries, Employee Benefits and Occupancy expenses have increased $616,000, or 9%, from the twelve month period ended December 31, 1995 to $7,416,000 for the same 1996 period. One primary reason for this increase was the opening of two new retail branch facilities, one each in Milford and Branford. Advertising and Promotional expenses increased $210,000 during 1996 not only due to the advertising expenditures committed to the branch openings, but also due to several deposit growth campaigns undertaken during the year. The Company does not anticipate a reduction in the level of operating expenses during 1997.

         Due primarily to aggressive growth within the Consumer and Residential Loan portfolios, the Company experienced substantial growth in its overall level of total assets. Total assets were $342,229,000 as of December 31, 1996 compared to $298,911,000 as of December 31, 1995, an increase of $43,318,000, or 14%.
This compares to a decrease in total assets of $264,000, or .1%, from December 31, 1994 to December 31, 1995. The Company's loan portfolio, in total, grew $30,185,000 from $204,495,000 as of December 31, 1995 to $234,680,000 as of
December 31, 1996. The percentage of commercial and commercial mortgage loans to total loans decreased from 55% at December 31, 1995 to 50% at December 31, 1996. These higher risk loans were replaced, in part, with residential and consumer loans which increased, as a percentage of total loans, from 44% at December 31, 1995 to 51% at December 31, 1996. The investment portfolio, consisting primarily of U.S. government securities, was $63,986,000 and $66,598,000 as of December 31, 1996 and 1995, respectively.

         The Company recorded an income tax benefit of $7,807,000 in 1996 consisting of a $7,984,000 tax benefit from the reduction of the deferred tax asset valuation reserve, offset by a $177,000 provision for federal and state taxes.

         A more detailed discussion of the Company's operating results follows.

NET INTEREST INCOME

         Net interest income, which is the major source of income for the Company, is the difference between the interest earned on loans and other investments and the interest paid on deposits and other sources of funds.

         Net interest income decreased $95,000, or .7%, to $12,769,000 in 1996 from $12,864,000 in 1995. This compares to a decrease of $234,000, or 2%, from $13,098,000 in 1994 to $12,864,000 in 1995. The primary reason for the decrease in net interest income is that the Company's net interest margin decreased 12 basis points from 4.62% in 1995 to 4.50% in 1996 and decreased 20 basis points from 4.82% in 1994 to 4.62% in 1995. The impact of lower margins was partially offset by increases in the volume of earning assets.

         Since the competition for quality lending opportunities and for core and time deposits continues to be strong, the Company believes that any significant improvement in its net interest margin during 1997 will be difficult to achieve.

AVERAGE BALANCE SHEETS:

         The following table shows the Company's average balance of assets, liabilities and shareholders' equity by major categories.

                                                         1996                      1995                       1994
                                                --------------------       --------------------        --------------------
                                                                          (dollars in thousands)
                                                               % of                       % of                       % of
ASSETS:                                          $ Amount      Total       $ Amount       Total        $ Amount      Total
                                                 --------     ------       --------       ------      ---------      ------

Cash and due from banks ......................  $  16,300       5.34%       $16,084         5.43%       $16,223       5.59%
Investment securities:
 Held to maturity, at amortized cost .........     23,089       7.56         34,554        11.68         36,167       12.47
 Available for sale, at fair value ...........     40,556      13.29         33,118        11.19         25,625        8.84
                                                 --------     ------       --------       ------      ---------      ------
Total investment securities ..................     63,645      20.85         67,672        22.87         61,792       21.31
Federal funds sold ...........................      3,628       1.19          5,684         1.92          1,234        0.43
Total loans ..................................    216,029      70.77        205,249        69.35        208,105       71.75
Less allowance for loan losses ...............     (5,204)     (1.70)        (6,896)       (2.33)        (8,251)      (2.84)
                                                 --------     ------       --------       ------      ---------      ------
Loans-net ....................................    210,825      69.07        198,353        67.02        199,854       68.91
                                                 --------     ------       --------       ------      ---------      ------
Other real estate owned ......................      1,262       0.41          1,349         0.46          4,015        1.38
Other assets .................................      9,591       3.14          6,811         2.30          6,904        2.38
                                                 --------     ------       --------       ------      ---------      ------
  Total Assets ...............................   $305,251     100.00%      $295,953       100.00%     $ 290,022      100.00%
                                                 ========     ======       ========       ======      =========      ======
LIABILITIES AND
SHAREHOLDERS' EQUITY:
DEPOSITS:
 Demand deposits .............................    $50,007      16.38         47,974        16.21%      $ 46,290       15.96%
 NOW accounts ................................     39,795      13.04         38,649        13.06         41,048       14.15
 Money market accounts .......................     29,124       9.54         27,870         9.42         27,955        9.64
 Savings deposits ............................     32,189      10.54         31,573        10.67         34,512       11.90
 Time deposits under $100,000 ................    110,519      36.21        111,485        37.67        105,067       36.23
 Time deposit of $100,000 or more ............     14,840       4.86         14,565         4.92         10,444        3.60
                                                 --------     ------       --------       ------      ---------      ------
  Total deposits .............................    276,474      90.57        272,116        91.95        265,316       91.48
Other borrowings .............................      9,416       3.09          9,317         3.15          7,362        2.54
Other liabilities ............................        944       0.31            609         0.22            964        0.34
                                                 --------     ------       --------       ------      ---------      ------
Total liabilities ............................    286,834      93.97        282,042        95.30        273,642       94.35
Shareholders' equity .........................     18,417       6.03         13,911         4.70         16,380        5.65
                                                 --------     ------       --------       ------      ---------      ------
Total Liabilities and Shareholders' Equity ...   $305,251     100.00%      $295,953       100.00%      $290,022      100.00%
                                                 ========     ======       ========       ======      =========      ======

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


                                                                         Year ended December 31,
                                           ----------------------------------------------------------------------------------------
                                                       1996                           1995                         1994
                                           -------------------------------  ---------------------------- --------------------------
                                           Average               Average    Average            Average   Average            Average
                                           Balance   Interest   Yield/Rate  Balance  Interest Yield/Rate Balance Interest Yield/Rate
                                           -------   --------   ----------  -------  -------- ---------- ------- -------- ----------

                                                                        (dollars in thousands)
Earning Assets
Investment Securities:
 Held to maturity, amortized cost ......  $ 23,089    $  1,276     5.52%   $ 34,554   $ 1,842   5.33%  $  36,167   $1,896   5.24%
 Available for sale (1) ................    41,144       2,439     5.93%     33,118     2,045   6.17%     26,310    1,464   5.56%
Federal funds sold .....................     3,628         188     5.18%      5,684       330   5.81%      1,234       46   3.73%
Loans (2) ..............................   216,029      18,795     8.70%    205,249    18,432   8.98%    208,105   17,287   8.31%
                                          --------    --------     ----    --------   -------   ----    --------  -------   ----
Total average earning assets (3) .......  $283,890    $ 22,698     8.00%   $278,605   $22,649   8.13%   $271,816  $20,693   7.61%
                                          ========    --------     ----    ========   -------   ----    ========  -------   -----
Interest Bearing Liabilities
Deposits:
 NOW accounts ..........................  $ 39,795    $    598     1.50%   $ 38,636   $   636   1.65%   $ 41,048  $   727   1.77%
 Money market accounts .................    29,124       1,004     3.45%     27,870       886   3.18%     27,955      628   2.25%
 Savings deposits ......................    32,189         846     2.63%     31,573       845   2.68%     34,512      879   2.55%
 Time deposits under $100,000 ..........   110,519       6,145     5.56%    111,485     6,072   5.45%     105,06    4,579   4.36%
 Time deposits over $100,000 ...........    14,840         813     5.48%     14,565       773   5.31%     10,444      416   3.98%
                                          --------    --------     ----    --------   -------   ----    --------  -------   ----
Total interest bearing deposits ........  $226,467    $  9,406     4.15%   $224,142   $ 9,212   4.11%   $219,026  $ 7,229   3.30%
Other borrowings .......................     9,416         524     5.56%      9,317       573   6.14%      7,362      366   4.97%
                                          --------    --------     ----    --------   -------   ----    --------  -------   ----
Total interest bearing deposits and
  other borrowings .....................  $235,883    $  9,930     4.21%   $233,459   $ 9,785   4.19%   $226,388  $ 7,595   3.35%
                                          ========    --------     ----    ========   -------   ----    ========  -------   -----
Net interest income ....................              $ 12,768                       $ 12,864                     $13,098
                                                      ========                       ========                     =======
Interest rate spread (3) ...............                           3.79%                        3.94%                      4.26%
Net interest margin (3) ................                           4.50%                        4.62%                      4.82%

----------

(1) The average balance and related weighted average yield calculations are based on average historical amortized cost for the period presented.

(2) The average balance includes average nonaccrual loans of $5,016,346, $7,499,364, and $8,368,575, for the years ended December 31, 1996, 1995, and 1994, respectively.

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

                                                               Year Ended December 31,
                                    --------------------------------------------------------------------------
                                                1996 vs 1995                          1995 vs 1994
                                               Changes Due To                        Changes Due To
                                    -----------------------------------  -------------------------------------
                                     Increase                     Rate/   Increase                       Rate/
                                    (Decrease)  Rate    Volume   Volume  (Decrease)   Rate    Volume    Volume
                                    ---------  -----    ------   ------  ----------   ----    -------   -------
                                                               (dollars in thousands)

INCREASE (DECREASE) IN:
Interest Income
Loans..............................    $ 363    $(575)   $ 968    $(30)    $1,145    $1,394    $(237)   $(12)
Investments........................     (172)      25     (198)     (1)       527       229      279      19
Federal Funds......................     (142)     (32)    (119)     11        284        26      166      92
                                       -----    -----    -----    ----     ------    ------    -----    ----
Total Earning Assets...............       49     (582)     651     (20)     1,956     1,649      208      99
                                       -----    -----    -----    ----     ------    ------    -----    ----
Interest Expense
NOW................................      (38)     (55)      19      (2)       (91)      (52)     (42)      3
Money Market.......................      118       75       40       3        258       261       (2)     (1)
Savings............................        1      (15)      16       0        (34)       45      (75)     (4)
Time Deposits (L.A.B.)100,000......       73      127      (53)     (1)     1,493     1,143      280      70
Time Deposits (R.A.B.)100,000......       40       25       15       0        357       138      164      55
Other Borrowings...................      (49)     (55)       6      (1)       206        86       96      24
                                       -----    -----    -----    ----     ------    ------    -----    ----
Total Paying Liabilities...........      145      102       43       0      2,189     1,621      421     147
                                       -----    -----    -----    ----     ------    ------    -----    ----
Net Interest Income................    $ (96)   $(684)   $ 608    $(20)    $ (233)   $   28    $(213)   $(48)
                                       =====    =====    =====    ====     ======    ======    =====    ====

INTEREST INCOME

         Interest income increased $49,000, or 0.2%, to $22,698,000 in 1996 from $22,649,000 in 1995. This compares to an increase of $1,956,000, or 9.5%, from $20,693,000 in 1994 to $22,649,000 in 1995. This increase in interest income in 1996 can be attributed to increased volume in the Company's loans offset in part by a decrease in yields in the Company's loans, and a decrease in volume in the Company's investments and federal funds sold. Although the average total loan portfolio increased $10,780,000 from $205,249,000 as of December 31, 1995 to $216,029,000 as of December 31, 1996, the growth in the Company's loan portfolio was primarily related to the residential mortgage and consumer portfolios, where interest rates are generally lower than the commercial portfolio. Also, average volumes of commercial loans dropped for the same comparable periods. The percentage of commercial and commercial mortgage loans to total loans declined from 55% as of December 31, 1995 to 50% as of December 31, 1996, whereas consumer and residential mortgage loans to total loans increased from 44% as of December 31, 1995 to 51% as of December 31, 1996. Because of the higher returns realized on the Company's consumer and residential loan portfolios in 1996, less money was directed to lower yielding investment vehicles such as federal funds sold and those within the Company's investment portfolio.

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

         The average investment portfolio and federal funds sold balance decreased from $73,356,000 in 1995 to $67,861,000 in 1996. The Company's yield on average investments and federal funds sold remained constant at 5.75% in 1995 and in 1996. As a result of a softer loan demand, increased loan competition and the Company's goal to reduce the risk in its balance sheet and to increase its risk-based capital ratios, more funds were directed in 1995 to the Company's investment portfolio. The average investment portfolio and federal funds sold balance increased from $63,711,000 in 1994 to $73,356,000 in 1995. The yield on average investments and federal funds sold was 5.75% during 1995 as compared to 5.35% during 1994. Total interest income earned on the Company's total investment portfolio was $3,715,000, $3,888,000 and $3,360,000 in 1996, 1995 and
1994, respectively.

         Nonaccrual loans and OREO decreased from $8,895,000 as of December 31, 1994 to $6,578,000 as of December 31, 1995 and to $4,181,000 as of December 31,
1996. If nonaccrual loans and OREO earned interest in accordance with their original terms, the Company would have earned additional interest income of approximately $708,000 in 1996 as compared to $766,000 in 1995 and $1,128,000 in 1994. In addition, restructured loans totaled $1,580,000, $1,570,000 and $2,448,000 at December 31, 1996, 1995 and 1994, respectively. Interest income recorded on these loans in 1996, 1995 and 1994 was $128,000, $119,000 and $709,000, respectively. Interest income would have been $29,000, $51,000 and $268,000 higher during 1996, 1995 and 1994, respectively, had these loans earned interest in accordance with their original terms.

MATURITIES AND WEIGHTED AVERAGE YIELDS OF INVESTMENTS:

         The following table shows the maturities for held to maturity and available for sale investment portfolios as of December 31, 1996. As of December 31, 1996, the Company did not have any tax-exempt securities in its investment portfolio.


                                                                   December 31, 1996
                                             ----------------------------------------------------------------
                                                     Held to Maturity                 Available for Sale
                                             ------------------------------    ------------------------------
                                                         Weighted                          Weighted
                                             Amortized    Average     Fair     Amortized    Average     Fair
                                               Cost        Yield      Value      Cost        Yield      Value
                                             ----- ---    -------    ------    ---------    -------     ------
                                                  (dollars in thousands)            (dollars in thousands)
U.S. Treasury securities
 Within 1 year ............................   $ 5,960       5.57%     $ 5,951   $ 3,026       5.91%    $3,027
 After 1 but within 5 years ...............     7,963       5.61%       7,926         0       0.00%         0
                                              -------       ----      -------   -------       ----    -------
  Total U.S. Treasury securities ..........    13,923       5.59%      13,877     3,026       5.91%     3,027
                                              -------       ----      -------   -------       ----    -------
U.S. Government agencies
 Within 1 year ............................         0       0.00%           0         0       0.00%         0
 After 1 but within 5 years ...............     7,498       5.43%       7,388    33,743       6.18%    33,500
                                              -------       ----      -------   -------       ----    -------
  Total U.S. Government agencies ..........     7,498       5.43%       7,388    33,743       6.18%    33,500
                                              -------       ----      -------   -------       ----    -------
Other securities--bond
 Within 1 year ............................         0       0.00%           0         0       0.00%         0
 After 1 but within 5 years ...............       110       7.27%         110     1,034       5.67%     1,011
 After 5 but within 10 years ..............        15       6.00%          15         0       0.00%         0
Other securities--Government Fund .........         0       0.00%           0       136       5.36%       136
                                              -------       ----      -------   -------       ----    -------
  Total other .............................       125       7.12%         125     1,170       5.63%     1,147
                                              -------       ----      -------   -------       ----    -------
Other securities--with no fixed maturity ..         0       0.00%           0     4,994       5.59%     4,766
                                              -------       ----      -------   -------       ----    -------
  TOTAL ...................................   $21,546       5.54%     $21,390   $42,933       6.08%   $42,440
                                              =======       ====      =======   =======       ====    =======

TYPES OF INVESTMENTS:

         The following table shows the carrying value of the Company's investment portfolio as of December 31, 1996, 1995 and 1994.

                                         Carrying Value December 31,
                                     ----------------------------------
                                       1996         1995          1994
                                      -------      -------      -------
                                            (dollars in thousands)
Investments held to maturity:
 U.S. Treasury securities ..........  $13,923      $13,960      $18,976
 U.S. Government agencies ..........    7,498        9,496       12,993
 Corporate and other securities ....      125          375        6,830
 Mutual funds and other equities ...        0            0            0
                                      -------      -------      -------
  Total held to maturity ...........   21,546       23,831       38,799
                                      -------      -------      -------
Investments available for sale:
 U.S. Treasury securities ..........    3,027       12,044       12,612
 U.S. Government agencies ..........   33,500       22,661       10,272
 Corporate and other securities ....    1,147        3,256        1,863
 Equity securities .................    1,998        2,008        1,659
 Mutual funds ......................    2,768        2,798        2,750
                                      -------      -------      -------
  Total available for sale .........   42,440       42,767       29,156
                                      -------      -------      -------
  Grand Total ......................  $63,986      $66,598      $67,955
                                      =======      =======      =======

INTEREST EXPENSE

         During 1996, the Company's cost of funds, measured by its interest expense increased slightly from $9,785,000 in 1995 to $9,930,000 in 1996. The average rate paid on the Company's interest-bearing deposits and other liabilities remained relatively constant increasing 2 basis points from 4.19% in 1995 to 4.21% in 1996. The rates paid for time deposits under $100,000 had the highest negative impact on the Company's overall cost of funds. The average rate paid on time deposits under $100,000 increased from 5.45% in 1995 to 5.56% in 1996, an increase of 11 basis points. This impact was mitigated by a slight decrease in average volume in time deposits under $100,000. The average volume for time deposits under $100,000 decreased $966,000 from $111,485,000 in 1995 to $110,519,000 in 1996. The Company's average level of Core Deposits increased $5,049,000, or 3.5%, to $151,115,000 in 1996 from $146,066,000 in 1995. This increase in lower cost Core Deposits allowed the Company to control its overall interest expense. The Company's average cost of funds, including non-interest bearing demand deposits was constant at 3.47% for 1995 and 1996.

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

         The Company anticipates that the upward pressure on market interest rates for Core and time deposits during 1996 may continue in 1997 and may increase the Company's overall cost of funds during 1997.

MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE:

         The following table shows the amount outstanding of time deposits of $100,000 or more by time remaining until maturity as of December 31, 1996.

                                                      (dollars in thousands)
Time remaining until maturity:
 3 months or less..........................................    $ 4,940
 Over 3 through 6 months...................................      2,898
 Over 6 through 12 months..................................      4,079
 Over 12 months............................................      4,887
                                                                -------
  Total....................................................     $16,804
                                                                =======

SUMMARY OF AVERAGE INTEREST BEARING LIABILITIES AND DEMAND DEPOSITS

                                                   1996                 1995                  1994
                                          ------------------   --------------------    -----------------
                                                               (dollars in thousands)
Demand deposits ........................  $ 50,007     17.5%   $ 47,974       17.1%    $ 46,290     17.0%
NOW accounts ...........................    39,795     13.9      38,649       13.7       41,048     15.1
Money market accounts ..................    29,124     10.2      27,870        9.9       27,955     10.3
Savings deposits .......................    32,189     11.2      31,573       11.2       34,512     12.6
Time deposits under $100,000 ...........   110,519     38.7     111,485       39.6      105,067     38.5
Time deposits $100,000 or more .........    14,840      5.2      14,565        5.2       10,444      3.8
                                          --------    -----    --------      -----     --------    -----
  Total deposits .......................   276,474     96.7     272,116       96.7      265,316     97.3
Other borrowings .......................     9,416      3.3       9,317        3.3        7,362      2.7
                                          --------    -----    --------      -----     --------    -----
Average deposits and other
 borrowings ............................  $285,890    100.0%   $281,433      100.0%    $272,678    100.0%
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

TYPES OF LOANS:

         The following table sets forth the composition of the Company's loan portfolio as of the end of the last five fiscal years.

                                                    December 31,
                              --------------------------------------------------------
                                1996        1995        1994        1993        1992
                              --------    --------    --------    --------    --------
                                                 (dollars in thousands)
Loans:
 Commercial ................  $ 54,240    $ 58,746    $ 67,418    $ 75,230    $ 89,024
 Real Estate:
  Construction/Development .       820         400           0           0       1,145
  Commercial Mortgage ......    59,283      54,518      57,097      70,212      78,381
  Residential Mortgage .....    54,651      45,399      36,605      26,625      17,418
 Consumer ..................    65,686      45,433      45,866      26,883      20,281
                              --------    --------    --------    --------    --------
Total Loans ................   234,680     204,496     206,986     198,950     206,249
Allowance for loan losses ..    (4,696)     (5,893)     (6,827)     (9,497)    (10,574)
                              --------    --------    --------    --------    --------
Net Loans ..................  $229,984    $198,603    $200,159    $189,453    $195,675
                              ========    ========    ========    ========    ========

         The determination of the adequacy of the allowance for loan loss is based upon management's assessment of risk elements in the portfolio, factors affecting loan quality and assumptions about the economic environment in which the Company operates. The Company utilizes a loan grading system, based upon FDIC parameters, and utilizes that assessment of the overall quality of the loan portfolio in the process of determining an adequate allowance for loan loss level. This system involves an ongoing review of the commercial and real estate loan portfolios, with added emphasis on the Company's larger commercial credits and nonperforming loans. Various factors are involved in determining the loan grade, including the cash flow and financial status of the borrower, the existence and nature of collateral, and general economic conditions and their impact on the borrower's industry. These reviews are dependent upon estimates, appraisals and judgments, which can change quickly due to economic conditions and the Company's perceptions as to how these conditions affect the collateral securing its current and past due loans as well as the borrower's economic prospects. In each reporting period, the allowance for loan losses is reviewed based on the most recent loan grading data and is adjusted to the amount necessary, in the Company's judgment, to maintain adequate allowance for loan loss levels. In both 1996 and 1995, the Company retained an independent management consultant to review the Company's overall loan grading process and to perform internal loan review. The results of the evaluation generally agreed with management's assessments of the quality of its loan portfolio.

         Although the real estate market and general economic conditions in Connecticut have improved from their depressed 1991 levels, the Connecticut economy continues to underperform when compared to the national economic recovery. The Connecticut economy has had limited job creation over the past twelve months which has slowed its overall economic recovery compared to other New England states and the nation. These conditions have negatively impacted the Company's borrowers with respect to debt service and have contributed to the Company's need to charge-off certain loans and place additional loans on nonaccrual status during 1996, 1995, and 1994.

         The loan loss allowance decreased $1,197,000, or 20%, from $5,893,000 at December 31, 1995 to $4,696,000 at December 31, 1996 and decreased $934,000, or 14%, from $6,827,000 at December 31, 1994 to $5,893,000 at December 31, 1995.
However, the ratio of the allowance for loan losses to nonaccrual loans, restructured loans and accruing loans past due 90 days or more increased to 79.9% at December 31, 1996 from 76.8% at December 31, 1995 and 69.3% at December 31, 1994. The ratio of the loan loss allowance to total loans was 2.0% at December 31, 1996, as compared to 2.9% and 3.3% at December 31, 1995 and 1994, respectively. The fact that the loan loss allowance decreased during 1996, while the overall loan portfolio increased, is due to the actual components of the loan portfolio growth and overall improvement is asset quality. Less risky residential mortgages and consumer loans were originated during the past year which require less reserves for delinquencies and charge-offs.

         In 1996, the provision for loan losses was $1,964,000, as compared to $3,663,000 in 1995 and $9,199,000 in 1994. Net loan charge-offs were $3,161,000, or 1.46% of average total loans during 1996, as compared to $4,598,000, or 2.24%, in 1995 and $11,869,000, or 5.70%, in 1994. During the third quarter of
1994, the Company completed a bulk sale of problem loans consisting of performing, nonaccrual and restructured loans having a gross book value of $18,000,000. Charge-offs related to this loan sale were approximately $6,500,000. Management believes that this loan sale was necessary in order to improve the quality of its loan portfolio. The Company anticipates that the level of 1997 net loan charge-offs will not be as great as the level of charge-offs experienced by the Company in 1996.

         As of December 31, 1996, nonaccrual loans were $3,622,000 as compared with $5,964,000 as of December 31, 1995, and $7,043,000 as of December 31, 1994.
As of December 31, 1996, approximately $2,954,000 of the nonaccrual portfolio is collateralized partially by commercial or residential real estate or business assets and approximately $436,000 of nonaccrual loans were unsecured. The Company is actively pursuing a workout plan for the orderly disposition or upgrade of these loans. The Company believes that its allowance for loan losses is adequate to absorb any potential reduction of the net carrying value in the nonaccrual portfolio. The ratio of nonaccrual loans to total loans declined from 2.92% at December 31, 1995 to 1.54% at December 31, 1996.

CHANGE IN NONACCRUAL LOANS

         The change in the Company's nonaccrual loan portfolio for the years ended December 31, 1996 and 1995, respectively, are summarized below:

                                                         Year ended December 31,
                                                         -----------------------
                                                              1996     1995
                                                            ------   ------
                                                         (dollars in thousands)

Balance at beginning of year ............................   $5,964   $7,043
New nonaccrual loans ....................................    3,220    6,272
Decreases in nonaccrual loans:
 Payments ...............................................      786    1,373
 Transfer to accruing status ............................      289    1,034
 Transfer to restructured loans .........................       90      150
 Transfer to OREO .......................................    1,460      452
 Charge-offs ............................................    2,937    4,342
                                                            ------   ------
   Total ................................................   $3,622   $5,964
                                                            ======   ======

         Accruing loans past due 90 days or more have increased to $671,000 as of December 31, 1996 from $139,000 as of December 31, 1995 and from $357,000 as of December 31, 1994. The Company's nonaccrual policy states that any commercial or mortgage loan attaining a 90-day past due status is placed on nonaccrual unless such loan is well secured and in the process of collection. Exceptions to placement on nonaccrual status that extend beyond 120 days must be approved by the Board of Directors' Loan Committee. Any installment or consumer loan that attains a 180-day past due status will be charged off regardless of collateral value or collection proceedings. Previously accrued interest income on loans placed on nonaccrual, which has not been collected, is reversed from current period interest income. Nonaccruing loans are returned to accrual status when principal and interest become current and collectibility is reasonably assured.

         At December 31, 1996, 1995 and 1994, the Company had restructured loans in its loan portfolio of $1,580,000, $1,570,000 and $2,448,000, respectively. The Company recognizes interest income on restructured loans at reduced, renegotiated rates. The Company earned an average yield of 7.52%, 7.56% and 6.33% on restructured loans in 1996, 1995 and 1994, respectively.

         The Company has adopted SFAS 114, "Accounting by Creditors For Impairment of a Loan", effective January 1, 1995. The new accounting standard requires that impaired loans, which are defined as loans where it is probable that a creditor will not be able to collect both the contractual interest and principal payments, be measured at the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent, when assessing the need for a loss accrual. The adoption of the standard resulted in an additional loan loss provision of $500,000 which was recorded in the first quarter of 1995. As of December 31, 1996, the Company's recorded investment in loans that are considered to be impaired under SFAS 114 was $2,507,000 of which $2,108,000 were on a nonaccrual status and $35,000 were classified as troubled debt restructured loans. The remaining $364,000 of loans classified as impaired, which are also classified as potential problem loans, have either experienced slight delinquency problems or collateral deterioration but continue to meet the contractual terms of the loan. The Company has also identified several additional potential problem loans in the amount of $1,775,000 as of December 31, 1996. Potential problem loans are defined as loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. These accruing loans have generally experienced delinquency problems during the last several quarterly periods or management believes that the borrowers potentially may avail themselves of bankruptcy protection. However, they continue to be less than 90 days delinquent as of December 31, 1996. If these credits continue to have financial difficulties, they could be classified as nonaccrual or restructured loans and become potential loan charge-offs in future quarterly periods.

IMPAIRED LOAN TABLE BY TYPE

         The following table summarizes the Company's impaired loans by type as of December 31, 1996 and 1995.

                                        1996                                          1995
                     -------------------------------------------   -------------------------------------------
                               Troubled                                       Troubled
                      Non-       Debt       Potential    Total       Non-       Debt       Potential   Total
Loan Type            Accrual  Restructured   Problem    Impaired    Accrual  Restructured   Problem   Impaired
---------            -------  ------------   -------    --------    -------  ------------   -------   --------
                                                      (dollars in thousands)

Commercial........   $  624       $ 0         $323      $  947       $3,479        $470        $378     $4,327
Commercial
 Real Estate .....    1,284         0            0       1,284        1,224          39           0      1,263
Residential.......      199        35           42         276            0           0           0          0
Consumer(1).......        0         0            0           0            0           0           0          0
  Total ..........   $2,107       $35         $365      $2,507(2)    $4,703        $509        $378     $5,590(2)

----------

(1) Smaller balance homogeneous loans, such as those found within the Company's consumer loan portfolio, have been collectively evaluated and are not considered impaired.

(2) Impaired loans of $1,887,000 and $620,000 were evaluated based on collateral and discounted cash flows, respectively.

         The following table sets forth information on nonaccrual, restructured and past due ninety days or more (other than nonaccrual) loans and OREO as of December 31, 1996, 1995, 1994, 1993, and 1992 determined in accordance with the Company's policy in effect for the respective years.

        NONACCRUAL LOANS, OTHER REAL ESTATE OWNED, RESTRUCTURED LOANS AND
                         LOANS PAST DUE 90 DAYS OR MORE

                                                                                          December 31,
                                                                    --------------------------------------------------
                                                                     1996      1995     1994       1993       1992
                                                                    ------    ------    ------    -------    -------
                                                                                         (in thousands)
Nonaccrual loans:
 Commercial ....................................................    $1,005    $1,806    $3,712    $ 4,007    $ 5,647
Real Estate:
 Construction ..................................................         0         0         0          0          0
 Commercial ....................................................     2,255     3,628     3,129      4,578      3,533
 Residential ...................................................        99       292       190        219          0
Consumer .......................................................       263       238        12          0        116
                                                                    ------    ------    ------    -------    -------
Total nonaccrual loans .........................................     3,622     5,964     7,043      8,804      9,296
Other real estate owned ........................................       559       614     1,852      5,993      8,687
                                                                    ------    ------    ------    -------    -------
Total nonperforming assets .....................................    $4,181    $6,578    $8,895    $14,797    $17,983
                                                                    ======    ======    ======    =======    =======
Restructured loans .............................................    $1,580    $1,570    $2,448    $15,139    $15,280
Accruing loans past due 90 days or more ........................    $  671    $  139    $  357    $ 1,088    $ 1,783
Allowance for loan losses ......................................    $4,696    $5,893    $6,827    $ 9,497    $10,575
SFAS 114 impaired loans ........................................    $2,507    $5,590
Ratio of nonperforming assets to total assets ..................       1.2%      2.2%      3.0%       5.1%       6.2%
Ratio of nonperforming assets,
 restructured loans and accruing loans
 past due 90 days or more to total
 assets ........................................................       1.9%      2.8%      3.9%      10.8%      12.1%
Ratio of nonperforming assets
 to total loans and OREO .......................................       1.8%      3.2%      4.3%       7.2%       8.4%
Ratio of nonperforming assets, restructured
 loans, and accruing loans past due 90 days
 or more to total loans and OREO ...............................       2.7%      4.0%      5.6%      15.2%      16.3%
Ratio of allowance for loan losses to
 nonaccrual loans, restructured loans, and
 loans past due 90 days or more ................................      79.9%     76.8%     69.3%      37.9%      40.1%
Ratio of nonaccrual loans, restructured loans,
 and loans accruing past due 90 days or more
 to shareholders' equity and allowance for
 loan losses ...................................................      19.4%     35.7%     51.3%      84.3%     123.7%

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

         Throughout this time period, the Company's management responded to the changing economic situation. For example, during 1991 and 1992, aggregate loans charged off were $9.2 million and $8.2 million, respectively, which amounts were greater than the balances of the allowance for loan losses at the beginning of each of those years. Significantly declining real estate values in the Company's market area during these periods, among other things, caused the financial deterioration of borrowers whose businesses were linked to the real estate market and led to deterioration in real estate collateral values that caused additional unanticipated charge-offs. This deterioration continued for a longer period than originally anticipated. Unforeseen bankruptcies of certain borrowers due primarily to the impact of the worsening economy additionally contributed to the significant charge-offs.

         During 1994, the Company made significant progress in reducing its exposure to such problem assets substantially through a bulk loan sale, ongoing workout efforts and loan chargeoffs. Continued progress was made in 1995 and 1996 in improving the Company's overall asset quality. Therefore, the ratio of nonperforming assets, restructured loans and accruing loans past due 90 days or more to total assets decreased to 1.9% at December 31, 1996 from 2.8% at December 31, 1995 and 3.9% at December 31, 1994.

         The Company has not made loans to borrowers outside the United States. At December 31, 1996, there were no concentrations exceeding 10% of total loans. A concentration is defined as amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly affected by changes in economic or other conditions. Although the Company makes loans on an unsecured basis, it should be noted that the Company prefers not to lend to even its most creditworthy borrowers on an unsecured basis. Accordingly, the Company accepts residential and commercial real estate as collateral for a commercial loan. The source of collateral does not always correlate with the borrower's use of the loan proceeds. To this extent, serious further declines in real estate values in the Company's market area would negatively affect the collateral securing its commercial and real estate loans but not necessarily impact the borrower's ability to meet the terms of the loan.

SUMMARY OF LOAN LOSS EXPERIENCE:

         For the periods indicated, the following table summarizes changes in the allowance for loan losses as a result of loans charged off and recoveries on loans previously charged off, and additions to the allowance for loan losses which have been expensed.


                                                                          December 31,
                                                    --------------------------------------------------------
                                                      1996        1995       1994        1993        1992
                                                    --------    --------    --------    --------    --------
BALANCES:                                                           (dollars in thousands)
Loans
 (Net of unearned discount)
Average .........................................   $216,029    $205,249    $208,105    $197,902    $226,882
End of Period ...................................    234,680     204,496     206,986     198,950     206,249
ALLOWANCE FOR LOAN LOSSES:
Balance, January 1 ..............................   $  5,893    $  6,827    $  9,497    $ 10,575    $  8,740
Loans charged off:
 Commercial .....................................      2,449       4,200       5,564       4,567       8,345
 Real Estate:
  Construction/Development ......................          0           0           0           0          70
  Commercial mortgage ...........................        230         229       6,165       1,341          95
  Residential mortgage ..........................        302          90         574          93          49
 Consumer .......................................        462         367         187         301         605
                                                    --------    --------    --------    --------    --------
   Total ........................................      3,443       4,886      12,490       6,302       9,164
                                                    --------    --------    --------    --------    --------
Loan recoveries:
 Commercial .....................................        205         192         334         175         263
 Real Estate:
  Construction/Development ......................          0           0           0           0           0
  Commercial mortgage ...........................         10           3         173          46          36
  Residential mortgage ..........................          1           5          24           7          13
 Consumer .......................................         66          89          90         107          86
                                                    --------    --------    --------    --------    --------
   Total ........................................        282         289         621         335         398
                                                    --------    --------    --------    --------    --------
Net loans charged off ...........................      3,161       4,597      11,869       5,967       8,766
                                                    --------    --------    --------    --------    --------
Provision for loan losses charged to operations .      1,964       3,663       9,199       4,889      10,601
                                                    --------    --------    --------    --------    --------
Balance, December 31 ............................   $  4,696    $  5,893    $  6,827    $  9,497    $ 10,575
                                                    ========    ========    ========    ========    ========
Net loans charged off to average loans ..........       1.46%       2.24%       5.70%       3.02%       3.86%

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES:

         The Company's loan grading system serves as the basis for the Company's loan loss allowance methodology. The loan loss allowance is determined by assigning reserve coverages commensurate with the risk characteristics of the loan portfolio, as established by the loan grading process. Provisions are charged to income in an amount sufficient to maintain the allowance at a level consistent with management's assessment of the risks inherent in the loan portfolio. The allocation of the allowance for loan losses reflects management's estimate of possible credit losses based on the loss potential associated with specific loans, subjective assessment of risk characteristics in the portfolio and historical loss experience. This allocation should not be regarded as an indication of future losses or that losses will occur in these proportions. Prior to 1994, the Company had not attempted to allocate specific portions of the allowance to specific loan categories. The allowance should be considered in its entirety and is available for credit losses across the entire portfolio. The following table summarizes the allocation of the Company's allowance for losses and indicates the percentage of each loan category to total loans for the years ended December 31, 1996, 1995, and 1994.

                              December 31, 1996         December 31, 1995        December 31, 1994
                             ---------------------     --------------------     -------------------
                                        Percent                   Percent                 Percent
                                          Loan                     Loan                     Loan
                                       Category to              Category to              Category to
                              Amount   Total Loans     Amount   Total Loans     Amount   Total Loans
                              ------   -----------     ------   ------------    ------   -----------

Commercial .................  $1,565       24%         $2,266       29%         $4,066       33%
Real Estate:
 Construction/Development ..       8                        4
 Commercial ................   1,550       25%          2,198       27%          1,878       27%
 Residential ...............     672       23%            509       22%            443       18%
Consumer ...................     372       28%            307       22%            241       22%
Unallocated ................     529      N/A             608      N/A             199      N/A
                              ------      ---          ------      ---          ------      ---
Total ......................  $4,696      100%         $5,893      100%         $6,827      100%
                              ======      ===          ======      ===          ======      ===

         Management, after careful consideration of the above factors, is of the opinion that the allowance for loan losses as of December 31, 1996 is adequate. However, due to the slow recovery of the Connecticut economy, it is difficult to predict how the future economy may impact the Company's loan customers. If economic conditions continue to improve during 1997, management believes that the level of its nonaccrual loans could continue to decline throughout 1997. The nature of the Connecticut economy will continue to influence the levels of loan charge-offs, nonaccrual loans and the allowance for loan losses, and management will appropriately adjust the allowance as considered necessary to reflect future changes in risk. The Bank was most recently examined jointly by the FDIC and State Banking Department as of December 31, 1995. The Company's financial statements reflect the results of these examinations as communicated to the Bank by the regulators.

OTHER INCOME

         The Company's core business operations generate various types of non-interest income, such as service charges on deposit accounts, commissions and fees, and other service charges. In addition, non-interest income is derived from other sources, such as the gain or loss on the sale of assets, which may vary in type from period to period. The Company consistently evaluates its service charges to insure competitiveness as well as collection efficiency. Other income increased by $280,000, the major components of which are discussed below, to $3,342,000 in 1996, from $3,062,000 in 1995. Comparing 1995 to 1994, other income increased $458,000 in 1995 to $3,062,000 from $2,604,000 in 1994.

         The major components of other income are service charges and penalty fees on checking accounts, which increased $34,000, or 2%, to $2,201,000 in 1996, from $2,168,000 in 1995. Service charges and penalty fees significantly increased by $512,000, or 31%, to $2,168,000 in 1995 from $1,656,000 in 1994.
During 1995, the Company reevaluated and changed its methodology in assessing and collecting penalty fees on overdrawn checking accounts.

         The miscellaneous or other component of other income was $1,134,000 in 1996, $890,000 in 1995 and $997,000 in 1994. This increase is primarily due to increased revenue from mortgage placement fees and installment loan origination fees which result from the Company's active participation in loan placement programs where both mortgage and installment loans are brokered or sold to third party financial institutions. Mortgage placement fees, which are fees the Company earns for originating residential first mortgage applications were $258,000 in 1996, $200,000 in 1995 and $234,000 in 1994. Installment loan placement fees, which are fees the Company earns for originating installment loan applications were $218,000 in 1996, $68,000 in 1995 and $63,000 in 1994.

OPERATING EXPENSES

         Operating expenses increased $483,000, or 4%, to $11,970,000 at December 31, 1996 from $11,487,000 at December 31, 1995. Operating expenses decreased $1,182,000, or 9%, to $11,487,000 at December 31, 1995 from
$12,669,000 at December 31, 1994.

         The increase in operating expenses in 1996 is primarily due to the fact that, although expenses related to maintaining and disposing of the Company's OREO, properties and overall insurances, including FDIC premiums, have decreased substantially during 1996, most other areas of operating expenses have increased, which is explained below.

         The reduction in operating expense during 1995 primarily resulted from a significant decline in OREO expense which decreased $914,000, or 65%. This decline was attributed to a substantial reduction in OREO properties held and more stabilized real estate values. Insurance expense also decreased $230,000, or 22%, which was primarily attributed to lower FDIC deposit insurance expense.

         Operating expenses, exclusive of OREO expense, increased $822,000 or 7%, during 1996 and compared to a decrease of $268,000 or 2% during 1995. The following discussion highlights the larger operating expenses and those with large year to year variances:

    Salaries and Employee Benefits

         Salary and Employee Benefits increased $525,000, or 10%, to $5,997,000 in 1996 as compared to $5,472,000 in 1995. The Company's number of full time equivalent positions was 149 as of December 31, 1996 as compared to 135 as of December 31, 1995. A primary reason for the increase in salary expense was the opening of two new retail branch facilities, one each in Milford and Branford. Also, compensation related to the Company's mortgage program (loans sold or retained), which is paid on a per loan closed basis, increased to $178,000 as of December 31, 1996 as opposed to $130,000 at December 31, 1995 due to an increase in mortgage origination volume.

    Advertising and Promotion

         Advertising and Promotion Expense increased $210,000, or 45%, during 1996 due, not only to the advertising dollars committed to the branch openings, but also to several deposit growth campaigns undertaken during the year, the result of which was an increase in the average level of core deposits of $3,000,000 from $98,000,000 at December 31, 1995 to $101,000,000 at December 31,
1996.

         As the Company expects to open an additional retail branch facility in Guilford early in 1997, expenses associated therewith may contribute to increased levels of operating expenses.

    OREO Expense

         OREO expense totaled $144,000 in 1996, $483,000 in 1995 and $1,397,000 in 1994. These amounts reflect losses on sales and writedowns of OREO properties, as well as costs related to general property maintenance such as property taxes, insurance and utilities. The Company incurred gains on the disposition of OREO of $58,000 in 1996, as compared to losses on the disposition of OREO of $126,000 in 1995, and $76,000 in 1994. In addition, the carrying values of OREO properties were written down $98,000 in 1996, $282,000 in 1995, and $884,000 in 1994. Maintenance costs for OREO properties amounted to $105,000, $74,000 and $436,000 in 1996, 1995 and 1994, respectively. This increase in holding costs in 1996 as compared to 1995 is primarily due to expense related to the market enhancement of three specific properties. The decrease in holding costs in 1995 as compared to 1994 is primarily due to a decrease in the number of properties held in 1995 and the change in the nature of these properties.

    Professional Fees

         Professional fees, which include legal, accounting and consulting fees, were $706,000 in 1996, an increase from $705,000 in 1995 and $776,000 in 1994.
The high level of professional fees during the past three years is in part related to legal fees associated with the workout of nonperforming assets. With the decline in nonperforming assets during 1996 and 1995, it is anticipated that loan workout-related expenses should decline in the future. However, the Company outsourced its internal audit and loan review functions in 1996 and 1995, offsetting savings incurred due to a declining level of problem loans.

    Insurance Expense

         Insurance expense decreased significantly during 1996 to $328,000 from $793,000 in 1995 and decreased from $1,023,000 in 1994. During 1996 and 1995, insurance expense declined $465,000, or 59%, and $230,000, or 23%, over the prior year, respectively. The decreases during 1996 and 1995 can be attributed to lower premiums paid for FDIC insurance as well as a decrease in the Company's general insurance premiums. During 1996, the Bank paid net FDIC insurance premiums of $173,000 and premiums for other insurance of $155,000 as compared to 1995 levels of $594,000 and $199,000, respectively, and 1994 levels of $769,000 and $254,000, respectively.

         During 1995, the FDIC's Bank Insurance Fund was over-reserved and, consequently, deposit premiums were lowered and premium rebates were given to banks in the third quarter of 1995 based on deposits reported in the first quarter of 1995. The Company was given a rebate of $97,000 in the third quarter of 1995. Because of the Bank's improved risk classification and generally lower deposit premiums assessed for all banks, the Bank's premiums were reduced from $.31 per $100 of deposits in January 1995 to $.29 per $100 of deposits in July 1995 to $.14 per $100 of deposits in October 1995. The Bank's premiums were reduced from $.10 per $100 of deposits in January 1996 to $.03 per $100 of deposits in July 1996.

INCOME TAXES

         The Company recorded an income tax benefit of $7,807,000 for the 12 month period ended December 31, 1996. The deferred income tax benefit resulted from a reduction in the Company's valuation allowance on its deferred tax asset in accordance with SFAS 109, as the Company recognized substantially all of its remaining available Federal income tax benefits (expiring in the year 2010) along with a portion of its remaining State income tax benefits (expiring in the year 2000) which the Company expects to utilize.

         The reduction in the deferred tax valuation allowance reflects the Company's improved operating performance, reductions in non-performing assets and a positive outlook for future earnings. These factors make it more likely than not that these deferred tax items will be utilized in the future. Due to the utilization of net operating loss carryforwards only minimum Federal and State income taxes are currently payable.

LIQUIDITY

         The primary focus of the Company's liquidity management is to match cash inflows and outflows with funds provided by the Company's market for deposits and loans. The Company's objective is to maintain adequate cash which is invested in federal funds. During 1996, the average balance of federal funds sold was $3,628,000. In the event that the Company needs to borrow cash to manage its overnight or short-term position, the Company can borrow approximately $6,000,000, as of December 31, 1996, on an overnight basis from the Federal Home Loan Bank of Boston ("FHLB") and has access to a $1,000,000 federal funds line of credit with a commercial correspondent bank. As of December 31, 1996, the Company had no outstanding overnight borrowings at the FHLB. In addition, the Company has access to $10,000,000 in short-term funds via reverse repurchase agreements with a brokerage firm. The Bank also has the ability to borrow term advances (from one week to twenty years) from the FHLB. Its total term advance line is approximately $15,000,000 of which $12,000,000 was outstanding as of December 31, 1996. In order to utilize additional borrowing capacity from the FHLB, additional shares of capital stock would need to be purchased. The Company's investment portfolio also provides a secondary source of liquidity.

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

         As of December 31, 1996, the Company's liquidity ratio, as defined by the FDIC's criteria, was 26.96% compared to 29.3% as of December 31, 1995 and 25.9% as of December 31, 1994. The liquidity ratio is defined as the total of cash, short-term investments and other marketable assets, divided by total deposits and short-term liabilities. Management believes that its liquidity position is adequate as of December 31, 1996.

         During 1995, the Financial Accounting Standards Board ("FASB") issued a pronouncement allowing companies to make a one-time repositioning of their portfolios, offering the ability to transfer securities from the held to maturity portfolio to the available for sale portfolio. The Company availed itself of this opportunity and transferred $5,100,000 (par value) of corporate bonds from its held to maturity portfolio to its available for sale portfolio. As of December 31, 1996 and 1995, 66% and 64%, respectively, of the Company's total investment portfolio is classified as available for sale.

INTEREST RATE SENSITIVITY

         The Company concentrates its efforts on evaluating interest rate risk and appropriately adjusts for changes in rates and maturities of its assets and liabilities. The Company's objective is to provide stable net interest income. The following table illustrates the ratio of rate sensitive assets to rate sensitive liabilities as they mature and/or reprice within the indicated periods. As of December 31, 1996, the Company's rate sensitive liabilities repricing or maturing during the first 90 days exceeded rate sensitive assets by approximately $27,000,000. This results from having a lower level of rate sensitive assets compared to rate sensitive liabilities coupled with the fact that approximately 41% of the Company's rate sensitive liabilities mature or reprice within this ninety day period as opposed to only 34% of rate sensitive assets. In an increasing rate environment, asset sensitivity enhances earnings potential, whereas liability sensitivity would negatively impact earnings. In contrast, in a declining rate environment, asset sensitivity would negatively impact earnings, whereas liability sensitivity enhances earnings potential. The Company is "asset sensitive" beyond one year which is primarily due to approximately 50% of its Loan and Investment portfolios repricing beyond one year. At December 31, 1996, the amount of the Company's cumulative gap with respect to assets and liabilities maturing or repricing within one year was $39,085,000 more liabilities than assets repricing (a negative gap position), representing a negative 13% cumulative gap to total rate sensitive assets. Simulation analysis provides a detailed and dynamic tool for managing interest rate risk. It is used to examine the earnings impact of immediate interest rate "shocks". Utilizing a 200 basis point immediate rate-shock simulation, the most recent earnings simulation model projects net interest income for the next twelve months would decrease by an amount equal to approximately 3% if ratios declined by 200 basis points immediately.

         The following table sets forth the distribution of the repricing of the Company's earning assets and interest bearing liabilities at a single point in time, as of December 31, 1996. The table shows the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., gap divided by total rate sensitive assets) and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which interest earning assets and interest bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the Company's repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company's customers. The Company's interest rate sensitivity position is adjusted as ALCO's assessment of the interest rate outlook and other factors are modified. As the Company increases its total assets, the overall business plan provides for matching its assets and liabilities to reduce interest rate risk and liquidity risk. As of December 31, 1996, Management is satisfied with its current level of Interest Rate Risk through a one year time horizon. For purposes of gap presentation, loan data is based on contractual maturities and both NOW and money market accounts are considered a short-term funding source. Demand deposit and savings accounts are considered a long-term funding source with the exception of specific volatile accounts which are tracked on a monthly basis.


                         INTEREST RATE SENSITIVITY TABLE
                             (dollars in thousands)

                                                                                   December 31, 1996
                                                     -------------------------------------------------------------------------------
                                                      Month        Month      Month       Months      Months     Over 1
                                                        1            2          3           4-6        7-12       Year       Total
                                                     -------     --------    --------     --------   --------   --------   --------
Rate Sensitive Assets:
 Loans (1) ......................................... $71,052     $  4,509    $  3,746    $  11,582   $ 27,898   $109,153   $227,940
 Investments .......................................  19,431        1,002       2,750        3,000      7,486     41,511     75,180
                                                     -------     --------    --------     --------   --------   --------   --------
Total Rate Sensitive Assets ........................  90,483        5,511       6,496       14,582     35,384    150,664    303,120
                                                     -------     --------    --------     --------   --------   --------   --------
Rate Sensitive Liabilities:
 Time Deposits .....................................   8,162        7,591      19,778       31,714     27,883     37,799    132,927
 Other Deposits ....................................  89,977(2)     3,071       1,072          218      2,075     85,296    181,709
                                                     -------     --------    --------     --------   --------   --------   --------
Total Rate Sensitive Liabilities ...................  98,139       10,662      20,850       31,932     29,958    123,095    314,636
                                                     -------     --------    --------     --------   --------   --------   --------
Net Gap ............................................  (7,656)      (5,151)    (14,354)     (17,350)     5,426     27,569    (11,516)
                                                     -------     --------    --------     --------   --------   --------   --------
Cumulative Gap ..................................... $(7,656)    $(12,807)   $(27,161)    $(44,511)  $(39,085)  $(11,516)  $(11,516)
                                                     =======     ========    ========     ========   ========   ========   ========
Net Gap as % of total rate sensitive assets ........      -3%          -2%         -5%          -6%         2%         9%        -4%
Cumulative Gap as % of total rate sensitive assets .      -3%          -4%         -9%         -15%       -13%        -4%        -4%

----------
(1) Excludes nonaccrual loans.
(2) Includes borrowings.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES:

         The Company's loan portfolio, as of December 31, 1996, is comprised of variable and fixed interest rate obligations. Commercial loans, which comprise approximately 23% of the portfolio, are demand or time obligations with rates tied to the prime rate of interest. Commercial real estate loans, which constitute approximately 26% of the total loan portfolio, are made for fixed terms and generally reprice within one to three years. Consumer loans, which constitute 28% of the loan portfolio, consist primarily of fixed rate automobile loans with an average contractual life of approximately four years and home equity loans that are tied to the prime rate of interest. Residential real estate loans, which constitute 23% of the loan portfolio are comprised of variable rate loans which reprice within one year (25% of the residential portfolio) and fixed rate loans.

         The following tables present the maturity distribution and interest sensitivity of total loans by category at December 31, 1996 based on the original contractual terms. (Demand loans are included in the "due in one year or less" category.) Renewal requests by business entities are granted if the customer is deemed creditworthy. This determination is made in substantially the same manner as new applications for extension of credit. Both maturity date and interest rate terms of renewals are based on review of the customer's credit needs, and current and future economic conditions.

                                                         Due After
                                                         One Year
                                            Due in        Through
                                           One Year        Five        Due After
                                          or Less (1)      Years       Five Years      Total
                                          -----------    ----------    ----------     --------
                                                          (dollars in thousands)
Commercial ..............................   $ 43,369     $ 10,242      $   629       $ 54,240
Real Estate:
 Construction/Development ...............        820                                      820
 Commercial Mortgage ....................     25,143        5,768       28,372         59,283
 Residential Mortgage ...................         93        1,514       53,044         54,651
Consumer ................................      9,799       50,282        5,605         65,686
                                            --------     --------      -------       --------
  Total Loans ...........................   $ 79,224     $ 67,806      $87,650       $234,680
                                            ========     ========      =======       ========
Interest sensitivity:
Interest rates fixed or predetermined:
 Due within one year ....................                $  6,087
 Due after one year .....................                  86,875
Interest rates floating or adjustable:
 Within one year ........................                 119,137
 After one year .........................                  22,581
                                                         --------
  Total .................................                $234,680
                                                         ========

----------

(1) This amount represents all amounts due in one year. It includes the principal amount of commercial lines of credit due within one year on which the principal balance may or may not be reduced during the year and which lines may, based on the Bank's credit evaluation, be extended for additional periods. At this time, the Company is unable to predict how much of the disclosed amount will actually be paid during the year. Based on experience, the Company assumes that an insubstantial amount of such principal will be paid down during the year and, as such, will not serve as a principal source of liquidity for the Company's operations. Conversely, contractual amortization of commercial, residential mortgage and consumer loans and estimated prepayment of such loans are not reflected in the above table. Any such payments will serve as a source of liquidity.

CASH FLOWS

         The Company generated a positive aggregate cash flow of $1,226,000 as of December 31, 1996 as compared to a negative aggregate cash flow of $2,193,000 as of December 31, 1995 and a positive aggregate cash flow of $9,663,000 as of December 31, 1994.

         The Company had net income of $9,983,000 in 1996 as compared to $1,811,000 in 1995 and a net loss of $6,188,000 in 1994. Cash flows provided by operating activities were $4,249,000, $5,831,000 and $4,459,000 for the periods ending December 31, 1996, 1995, and 1994, respectively. Cash flows provided by operating activities were significantly impacted in 1994 for non-cash charges, including provisions for loan losses and writedowns on OREO, while in 1996 non-cash charges were significantly impacted by the recognition of over $7,000,000 in Deferred Tax Assets due to the Company's continued profitability.

         Net cash provided by financing activities in 1996 was $33,276,000. This was due largely to substantial increases in the demand and interest bearing deposits as well as proceeds from Federal Home Loan Bank advances.

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

         Net cash used by investing activities was $36,579,000 for 1996, caused primarily by the aggressive loan growth in both the residential and consumer loan portfolios.

         Net cash used by investing activities was $4,366,000 for 1995, caused primarily by investment security purchases and funds used for net loans originated and matured, partially offset by the sales and maturities of investment securities. Net cash used by investing activities was $14,071,000 in 1994, of which the major factors were the purchase of investment securities of $16,231,000, net loans originated and matured of $35,444,000 and offset by investment securities maturities and sales of $8,005,000 and $3,955,000 as well as proceeds from the sales of loans of $16,448,000.

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


                                                   Total Risk-        Tier 1 Risk-
                                                   Based Ratio         Based Ratio        Tier 1 Leverage Ratio
                                                   -----------         -----------         ---------------------
Well Capitalized...............................   10% or above &      6% or above &        5% or above
Adequately Capitalized.........................   8% or above &       4% or above &        4% or above
Undercapitalized...............................   Under 8% or         Under 4% or          Under 4%
Significantly Undercapitalized.................   Under 6% or         Under 3% or          Under 3%
Critically Undercapitalized....................                                            A ratio of tangible
                                                                                           equity to total assets
                                                                                           equal to or under 2%

         To qualify as well capitalized or adequately capitalized, the financial institution must meet the requirements of all three capital measurements. Undercapitalized and significantly undercapitalized institutions will be categorized as such if the institution fails to meet any of the three capital measurements. The risk-based capital guidelines establish a measurement of capital adequacy by relating a banking organization's capital to its financial risks, both on and off-balance sheet. As of December 31, 1996, 1995 and 1994, the Company's total risk-based capital ratio was 9.56%, 9.37% and 8.09%, respectively. The second capital measure is the Tier 1 risk-based ratio, which includes only core capital as it measures the relationship to risk-weighted assets. As of December 31, 1996, 1995 and 1994, the Company's Tier 1 risk-based ratio was 8.30%, 8.10% and 6.80%, respectively. The third capital adequacy measure is the ratio of Tier 1 (or core) leverage capital (using the same definition of capital as used in the risk-based guidelines) to average total assets. The Company's Tier 1 leverage ratio was 5.75%, 5.29% and 4.68% as of December 31, 1996, 1995 and 1994, respectively. As of December 31, 1996, based on the above criteria, the Company falls within the adequately capitalized category.

         As of December 31, 1996, 1995 and 1994, the Bank's total risk-based capital ratio was 9.50%, 9.35% and 8.03%, respectively, while its Tier 1 risk-based capital ratio was 8.24%, 8.08% and 6.75%, respectively, and its Tier 1 leverage ratio was 5.72%, 5.29% and 4.66%, respectively. As of December 31, 1996, based on the above criteria, the Bank falls within the adequately capitalized category.

          The reporting of debt and equity securities (not held for trading activities or to maturity) for the purposes of calculating Tier 1 capital for the Company and the Bank differs from reporting under SFAS 115. Under final FDIC regulations, net unrealized losses for equity securities that are available for sale are included in the calculation of Tier 1 capital. All other net unrealized gains or losses on available for sale securities are excluded from the definition of Tier 1 capital. As of December 31, 1996 and 1995, Tier 1 capital was reduced $228,000 and $191,000 to reflect the unrealized depreciation on the Company's equity securities held as available for sale.

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

ADDITIONAL DISCLOSURE

         As the year 2000 approaches, a critical issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. In brief, many existing application software products in the marketplace were designed to only accommodate a two digit date position which represents the year (e.g., '95' is stored on the system and represents the year
1995). As a result, the year 1999 (i.e., '99') could be the maximum date value these systems will be able to accurately process. Management is in the process of working with its software vendors to assure that the Bank is prepared for the year 2000. Management does not anticipate that the Company will incur operating expenses or be required to invest heavily in computer system improvements to be year 2000 compliant.

    FAS 125

         In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The Company will be required to adopt SFAS 125 for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, on a prospective basis. The adoption of this standard will require the Company to capitalize a servicing asset for installment loans sold with servicing retained but this amount is not expected to have a material impact on the Company's financial condition or its results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         (a) The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

                                                                          Page
                                                                          ----
Report of Independent Accountants.......................................   32
BNH Bancshares, Inc. (and Subsidiaries):
 Consolidated Statement of Financial Position...........................   34
 Consolidated Statement of Operations...................................   35
 Consolidated Statement of Cash Flows...................................   36
 Consolidated Statement of Changes in Shareholders' Equity..............   37
 Notes to Consolidated Financial Statements.............................   38


         (b) The following supplementary data is set forth in this Annual Report on Form 10-K on the following pages:

Consolidated Quarterly Financial Data...................................   55

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
the Shareholders of
BNH Bancshares, Inc.

         We have audited the accompanying consolidated statements of financial position of BNH Bancshares, Inc. and its Subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BNH Bancshares, Inc. and its Subsidiaries as of December 31, 1996 and 1995 and the consolidated results of its operations, and its cash flows for each of the years then ended in conformity with generally accepted accounting principles.

         As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for impaired loans in 1995.

[/s/ COOPERS & LYBRAND]

New Haven, Connecticut
February 21, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
the Shareholders of
BNH Bancshares, Inc.

         In our opinion, the accompanying consolidated statements of operations, of cash flows and of changes in shareholders' equity for the year ended December 31, 1994 present fairly, in all material respects, the results of operations and cash flows of BNH Bancshares, Inc. and its subsidiaries for the year ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

[/s/ PRICE WATERHOUSE]

Hartford, Connecticut
February 21, 1995

                              BNH BANCSHARES, INC.

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                                               December 31,
                                                                      -----------------------------
                                                                          1996             1995
                                                                      ------------    ------------
ASSETS
Cash and due from banks ...........................................   $ 21,043,918    $ 19,818,406
Federal funds sold ................................................     10,700,000       5,800,000
Investment securities:
 Held to maturity (fair value $21,390,292 and $23,825,145) ........     21,546,034      23,830,868
 Available for sale, at fair value ................................     42,439,947      42,766,901
Loans:
 Commercial .......................................................     54,239,676      58,745,612
 Real estate:
  Construction/Development ........................................        820,000         400,000
  Commercial mortgage .............................................     59,283,000      54,518,084
  Residential mortgage ............................................     54,651,322      45,398,532
 Consumer .........................................................     65,685,751      45,433,205
                                                                      ------------    ------------
   Total loans ....................................................    234,679,749     204,495,433
Less allowance for loan losses ....................................     (4,695,681)     (5,892,675)
                                                                      ------------    ------------
Loans--net ........................................................    229,984,068     198,602,758
Property and equipment--net .......................................      4,335,019       3,891,749
Accrued interest receivable .......................................      2,159,525       2,052,832
Other real estate owned ...........................................        558,706         614,272
Other assets ......................................................      9,462,190       1,533,294
                                                                      ------------    ------------
  TOTAL ASSETS ....................................................   $342,229,407    $298,911,080
                                                                      ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Demand deposits ..................................................   $ 58,108,856    $ 52,320,298
 NOW accounts .....................................................     43,948,468      44,018,506
 Money market accounts ............................................     30,709,756      29,395,173
 Savings deposits .................................................     32,344,788      32,508,789
 Time deposits under $100,000 .....................................    117,008,717     103,719,077
 Time deposits $100,000 or more ...................................     16,803,504      14,802,638
                                                                      ------------    ------------
  Total deposits ..................................................    298,924,089     276,764,481
Federal funds purchased and securities sold
 under repurchase agreements ......................................      4,740,797            --
Federal Home Loan Bank advances ...................................     11,922,273       5,546,683
Accrued interest payable ..........................................        434,339         404,262
Other liabilities .................................................        596,624         602,931
                                                                      ------------    ------------
  TOTAL LIABILITIES ...............................................    316,618,122     283,318,357
Commitments and contingencies (Note 10)
Shareholders' equity:
 Common stock $.01 stated value,
  authorized 30,000,000, issued 3,695,268 .........................         36,953         147,458
 Capital surplus ..................................................     47,717,466      47,523,492
 Undivided losses .................................................    (21,597,946)    (31,581,840)
 Net unrealized losses on investment securities available for sale,
  net of tax ......................................................       (298,017)       (249,216)
 Treasury stock (4,776 shares), at cost ...........................       (247,171)       (247,171)
                                                                      ------------    ------------
 Total shareholders' equity .......................................     25,611,285      15,592,723
                                                                      ------------    ------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......................   $342,229,407    $298,911,080
                                                                      ============    ============

          See accompanying Notes to Consolidated Financial Statements.

                              BNH BANCSHARES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                 Year ended December 31,
                                       -----------------------------------------
                                           1996          1995           1994
                                       -----------    -----------    -----------
INTEREST INCOME:
 Loans .............................   $18,794,829    $18,432,118    $17,287,044
 Investment securities:
  Held to maturity .................     1,275,647      1,842,188      1,895,835
  Available for sale ...............     2,437,340      2,045,541      1,464,300
 Federal funds .....................       190,520        329,522         46,343
                                       -----------    -----------    -----------
  Total interest income ............    22,698,335     22,649,369     20,693,522
                                       -----------    -----------    -----------

INTEREST EXPENSE:
 Time deposits of $100,000 or more .       812,986        772,530        416,151
 Other deposits ....................     8,593,155      8,439,596      6,812,760
 Other borrowings ..................       523,600        572,826        366,198
                                       -----------    -----------    -----------
  Total interest expense ...........     9,929,742      9,784,952      7,595,109
                                       -----------    -----------    -----------
NET INTEREST INCOME ................    12,768,593     12,864,417     13,098,413
PROVISION FOR LOAN LOSSES ..........     1,963,518      3,663,000      9,199,054
                                       -----------    -----------    -----------
NET INTEREST INCOME AFTER
 LOAN LOSS PROVISION ...............    10,805,076      9,201,417      3,899,359
                                       -----------    -----------    -----------
OTHER INCOME:
 Net income (loss) on securities ...         7,242          5,128        (49,290)
 Service charges ...................     2,201,212      2,167,659      1,656,239
 Other .............................     1,133,582        889,511        996,852
                                       -----------    -----------    -----------
  Total other income ...............     3,342,035      3,062,298      2,603,801
                                       -----------    -----------    -----------
OPERATING EXPENSES:
 Salaries and employee benefits ....     5,996,898      5,471,592      5,483,290
 Occupancy .........................     1,418,529      1,328,196      1,284,854
 Advertising and promotion .........       672,791        462,849        357,500
 Office stationary and supplies ....       373,786        256,725        302,276
 Professional fees .................       706,195        704,613        775,624
 Insurance .........................       328,244        793,147      1,023,237
 Other real estate owned expense ...       144,206        482,539      1,396,562
 Other .............................     2,329,195      1,987,226      2,045,484
                                       -----------    -----------    -----------
  Total operating expense ..........    11,969,844     11,486,887     12,668,827
                                       -----------    -----------    -----------
INCOME (LOSS) BEFORE TAXES .........     2,177,268        776,828     (6,165,667)
PROVISION (BENEFIT) FOR INCOME TAXES    (7,806,625)    (1,033,950)        22,480
                                       -----------    -----------    -----------
NET INCOME (LOSS) ..................   $ 9,983,893    $ 1,810,778    $(6,188,147)
                                       ===========    ===========    ===========
NET INCOME (LOSS) PER SHARE* .......         $2.71          $0.49         ($1.68)
WEIGHTED AVERAGE SHARES OUTSTANDING      3,681,842      3,681,663      3,681,663

----------

* All per share data adjusted to reflect a 1 for 4 reverse stock split which occurred during 1996.

          See accompanying Notes to Consolidated Financial Statements.

                              BNH BANCSHARES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   Year ended December 31,
                                                                      --------------------------------------------
                                                                          1996            1995             1994
                                                                      ------------    ------------    ------------
OPERATING ACTIVITIES
 Net income (loss) ................................................   $  9,983,894    $  1,810,778    ($ 6,188,147)
Adjustments for items not affecting cash:
 Provision for loan losses ........................................      1,963,518       3,663,000       9,199,054
 Depreciation and amortization of property and equipment ..........        500,253         504,487         547,035
 (Amortization) accretion of bond premiums and discounts ..........       (219,062)       (180,687)        175,504
 (Gain) loss from the sale of available for sale securities .......         (7,242)         (5,128)         49,290
 Gains on sales of longer term loans ..............................           --              --           (30,000)
 Loss/writedown on other real estate owned ........................         39,111         408,598         960,033
 (Increase) Decrease in interest receivable .......................       (106,693)         87,445           7,587
 Increase in interest payable .....................................         30,077          99,447          30,220
 (Increase) Decrease in deferred tax asset ........................     (8,010,738)      1,073,000            --
 Other, net .......................................................        271,005      (1,629,926)       (291,084)
                                                                      ------------    ------------    ------------
 Net cash provided by operating activities ........................      4,444,123       5,831,015       4,459,492
                                                                      ------------    ------------    ------------
FINANCIAL ACTIVITIES
 Net increase (decrease) in demand, NOW,
  money market and savings accounts ...............................      6,869,102        (124,891)      8,084,519
 Net increase (decrease) in time deposits .........................     15,290,507        (826,790)      5,025,323
 Net increase (decrease) in federal funds purchased
  and securities sold under repurchase agreements .................      4,740,797      (3,561,134)      3,472,200
 Proceeds from Federal Home Loan Bank advances ....................      6,375,590         854,503       4,692,180
 Net proceeds from exercising stock options .......................         83,469            --              --
 Payment of Federal Home Loan Bank advances .......................           --              --        (2,000,000)
                                                                      ------------    ------------    ------------
 Net cash provided (used) by financing activities .................     33,359,465      (3,658,312)     19,274,222
                                                                      ------------    ------------    ------------
INVESTING ACTIVITIES
 Net (increase) decrease in federal funds sold ....................     (4,900,000)     (5,800,000)      6,690,354
 Maturities of securities held to maturity ........................      5,250,000      10,200,000       8,005,000
 Maturities of securities available for sale ......................     26,599,445      11,552,676         593,624
 Purchase of securities available for sale ........................    (26,314,443)    (32,396,633)     (8,341,723)
 Purchase of securities held to maturity ..........................     (2,951,573)       (500,000)     (7,889,439)
 Proceeds from the sale of available for sale securities ..........         10,392      14,113,275       3,954,710
 Net loans originated and matured .................................    (33,344,828)     (1,943,302)    (35,443,910)
 Net proceeds from other real estate owned ........................         16,454         664,913       2,306,269
 Proceeds from sales of loans .....................................           --              --        16,447,790
 Purchase of property and equipment ...............................       (943,523)       (256,850)       (393,855)
                                                                      ------------    ------------    ------------
 Net cash used by investing activities ............................    (36,578,076)     (4,365,922)    (14,071,180)
                                                                      ------------    ------------    ------------
 (Decrease) Increase in cash ......................................      1,225,512      (2,193,219)      9,662,534
 Cash and due from banks at beginning of period ...................     19,818,406      22,011,625      12,349,091
                                                                      ------------    ------------    ------------
 Cash and due from banks at end of period .........................   $ 21,043,918    $ 19,818,406    $ 22,011,625
                                                                      ============    ============    ============
 Cash paid for:
  Interest expense ................................................   $  9,899,664    $  9,684,885    $  7,564,889
  Income taxes ....................................................         15,500          39,050          22,480

         Non-cash transfers from loans receivable to other real estate owned were $1,666,477, $809,467 and $308,709 for the twelve month periods ending December 31, 1996, 1995 and 1994, respectively.

         Non-cash transfers from other real estate owned to loans receivable for transactions that satisfy sales treatment were $0, $973,750, and $1,379,073 for the twelve month periods ending December 31, 1996, 1995 and 1994, respectively.

          See accompanying Notes to Consolidated Financial Statements.

                              BNH BANCSHARES, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                       Year ended December 31,
                                                                                -----------------------------------------
                                                                                   1996           1995           1994
                                                                                -----------    -----------    -----------
SHAREHOLDERS' EQUITY, Beginning of Year .....................................   $15,592,723    $12,355,659    $20,206,348

COMMON STOCK
 Net proceeds of rights offering ............................................           166
 One for four reverse stock split ...........................................      (110,653)
 Fractional shares retirement from reverse stock split . ....................           (18)

CAPITAL SURPLUS
 Net proceeds of stock options exercises, gross of tax effect ...............        87,016
 One for four reverse stock split ...........................................       110,653
 Fractional shares payout from reverse stock split ..........................        (3,713)
 Fractional shares retirement from reverse stock split ......................            18

UNDIVIDED PROFITS
 Net income (loss) ..........................................................     9,983,893      1,810,778     (6,188,147)
 Change in unrealized depreciation on
  marketable equity securities ..............................................                                      12,959
 Change in unrealized appreciation (depreciation) on
  investment securities available for sale ..................................       (48,800)    (1,426,286)    (1,675,501)
                                                                                -----------    -----------    -----------
SHAREHOLDERS' EQUITY, End of Year ...........................................   $25,611,285    $15,592,723    $12,355,659
                                                                                ===========    ===========    ===========

          See accompanying Notes to Consolidated Financial Statements.

                              BNH BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting and reporting policies of BNH Bancshares, Inc. ("the Company") conform with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant policies are summarized below.

         Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries, The Bank of New Haven ("the Bank") and Northeastern Capital Corporation ("Northeastern"). All intercompany accounts have been eliminated.

         Statement of Cash Flows: For the purpose of reporting cash flows, the Company has defined cash and cash equivalents as cash on hand and demand deposits due from other financial institutions.

         Nature Of Operations: The Company operates ten branches in the greater New Haven metropolitan area located in southwestern Connecticut. The Company's primary source of revenue is providing loans to customers who are predominantly small and middle market businesses and middle income individuals.

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

         Equity securities and mutual funds are stated at the lower of aggregate cost or fair value with net unrealized losses reported as a reduction of shareholders' equity.

         Loans And Allowance For Loan Losses: Loans are carried at their unpaid principal balance and are net of unearned interest income. Interest income on loans not made on a discounted basis is accrued and credited to income based upon the contractual rates of the loans applied to the principal amounts outstanding. Unearned discount on consumer loans is recognized as income over the terms of the loans by the actuarial, sum-of-the-months-digits and simple interest methods. Consumer loans at December 31, 1996, 1995 and 1994 are shown net of unearned income of $879,229, $1,494,796, and $2,834,893, respectively.

         Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized over the contractual life of the related loans.

         The allowance for loan losses is maintained at a level considered by management to be adequate to provide for probable losses inherent in the loan portfolio, including commitments to extend credit. The allowance for loan losses is established through a provision for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Recoveries of loans previously charged-off are credited to the allowance when received. The allowance represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible. Management's judgment in determining the adequacy of the allowance is based on various factors influencing the collectibility of loans. These factors include, but are not limited to, an analysis of the borrower's ability to meet the repayment terms, the borrower's overall financial condition, the estimated value of collateral supporting the credit, the concentration of credit risk in the portfolio and judgments as to the effect of both the local and national economies on the Company's borrowers' economic prospects. Management's determination of the allowance is, by necessity, dependent upon estimates, appraisals and judgments, which may change quickly because of changing economic conditions and the Company's perception as to how these factors may affect the financial condition of the borrowers.

                              BNH BANCSHARES, INC.

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

         The Company's nonaccrual policy is as follows: commercial and mortgage loans are placed on nonaccrual status when a loan attains a past due status of 90 days or more, unless such loans are well collateralized and in the process of collection. Any exceptions to placement on nonaccrual status that extend beyond 120 days past due must be approved by the Board of Directors Loan Committee. Any installment or consumer loan that attains a 180 day past due status will be placed on nonaccrual status regardless of collateral value or collection proceedings. Previously accrued interest income on loans placed on nonaccrual status, which has not been collected, is reversed from current period interest income. Nonaccruing loans are returned to accrual status when principal and interest become current and collectibility is reasonably assured.

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

         Other Real Estate Owned: Real estate acquired through foreclosure or by deed in lieu of foreclosure, is carried at the lower of 1) carrying value of the related loan or 2) fair value at date acquired through foreclosure less the cost to dispose. At the time of foreclosure, the excess, if any, of the loan value over the estimated fair value of the property acquired less costs to dispose is charged to the allowance for loan losses. Subsequent to the time of foreclosure, reductions in the carrying value of foreclosed properties are recognized through charges to OREO expense, with unrealized depreciation reported as a reduction of OREO. Costs relating to the subsequent development or improvement of the property are capitalized to the extent realizable. Holding costs are charged to OREO expense in the period in which they are incurred.

         Fair Value Of Financial Instruments: The Company is required to disclose fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, for these values as well as those established through market quotations in many cases, could not be realized in immediate settlement of the instrument. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

                              BNH BANCSHARES, INC.

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

         New Accounting Pronouncements Disclosures: In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The Company will be required to adopt SFAS 125 for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, on a prospective basis. The adoption of this standard will require the Company to capitalize a servicing asset for installment loans sold with servicing retained but this amount is not expected to have a material impact on the Company's financial condition or its results of operations.

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

                              BNH BANCSHARES, INC.

through future earnings. As of December 31, 1994, the Company and the Bank were adequately capitalized as defined by normal regulatory standards and management believed it was in compliance with every provision of the Order except that its Tier 1 leverage capital ratio fell short of the 4.7% requirement.

         On May 16, 1995, the FDIC removed the Order and issued a Memorandum of Understanding, which the Bank voluntarily agreed to enter into. The Memorandum required, among other things, that the Bank achieve certain Tier 1 leverage and total risk-based capital requirements. The Bank was required to have a Tier 1 leverage capital ratio of at least 5% by June 30, 1996 and 6% by June 30, 1997. Also the Bank was to maintain a total risk-based capital ratio of at least 8% throughout the existence of the Memorandum. As of December 31, 1995, both the Company's and the Bank's Tier 1 leverage ratios were 5.3%. In addition, both the Bank's and the Company's total risk-based capital ratios were 9.4% as of December 31, 1995. As of December 31, 1995, the Bank was in compliance with every provision of the Memorandum.

         On April 23, 1996, the FDIC, after completion of a joint examination of the Bank with the Connecticut Banking Department, based on the Bank's improved overall financial condition removed the Memorandum. The Memorandum was removed based on the condition that the Bank's Board of Directors pass a resolution requiring the Bank to: continue its efforts towards meeting the Capital Goals as outlined in the Original Memorandum; check with State Regulators prior to paying any dividends; and establish goals to internally monitor its level of classified assets as compared to total capital and eligible reserves.

         The Company's actual capital amounts and ratios are presented in the following table for the years ended December 31, 1996 and 1995.

                                                                                       To Be Well Capitalized
                                                                  For Capital          Under Prompt Corrective
                                           Actual              Adequacy Purposes:           Action Provisions
                                   -------------------      ------------------------   -------------------------
                                     Amount      Ratio          Amount        Ratio        Amount        Ratio
                                   -----------   -----      -------------   --------   -------------   ---------
As of December 31, 1996
 Total Capital
 (to Risk Weighted Assets) ......  $21,258,730    9.56%     > $17,794,215   > 8.00%    > $22,242,769   > 10.00%
                                                            -               -          -               -
 Tier 1 Capital
 (to Risk Weighted Assets) ......  $18,454,738    8.30%     > $ 8,897,108   > 4.00%    > $13,345,662   >  6.00%
                                                            -               -          -               -
 Tier 1 Capital
 (to Average Assets) ............  $18,454,738    5.75%     > $ 7,726,220   > 4.00%    > $ 9,657,775   >  5.00%
                                                            -               -          -               -

As of December 31, 1995
 Total Capital
 (to Risk Weighted Assets) ......  $18,108,115    9.37%     > $15,452,439   > 8.00%    > $19,315,549   > 10.00%
                                                            -               -          -               -
 Tier 1 Capital
 (to Risk Weighted Assets) ......  $15,650,730    8.10%     > $ 7,726,220   > 4.00%    > $11,589,329   >  6.00%
                                                            -               -          -               -
 Tier 1 Capital
 (to Average Assets) ............  $15,650,730    5.29%     > $11,830,676   > 4.00%    > $14,788,345   >  5.00%
                                                            -               -          -               -

-----------
>  Greater than or less sign.
-

                              BNH BANCSHARES, INC.

3. INVESTMENT SECURITIES

         A summary of the amortized cost and fair value of securities classified as held to maturity at December 31, 1996 is as follows:

                                                        Amortized      Unrealized   Unrealized
                                                          Cost            Gains       Losses       Fair Value
                                                       -----------        -------     --------      -----------
U.S. Treasury securities............................   $13,923,364        $24,853     $ 70,713      $13,877,504
U.S. Government agencies............................     7,497,670              0      109,882        7,387,788
Other debt securities...............................       125,000              0            0          125,000
                                                       -----------        -------     --------      -----------
  Total.............................................   $21,546,034        $24,853     $180,595      $21,390,292
                                                       ===========        =======     ========      ===========

         A summary of the amortized cost and fair value of securities classified as available for sale at December 31, 1996 is as follows:

                                                        Amortized      Unrealized   Unrealized
                                                          Cost            Gains       Losses       Fair Value
                                                       -----------        -------     --------      -----------
U.S. Treasury securities............................   $ 3,025,844       $  4,619     $  3,248      $ 3,027,215
U.S. Government agencies............................    33,743,500         46,585      289,922       33,500,163
Other debt securities...............................     1,034,541              0       23,150        1,011,391
Equity securities...................................     1,997,800              0            0        1,997,800
Mutual fund investments.............................     3,131,749              0      228,371        2,903,378
                                                       -----------        -------     --------      -----------
  Total.............................................   $42,933,434        $51,204     $544,691      $42,439,947
                                                       ===========        =======     ========      ===========

         Investment securities held to maturity with an amortized cost of $9,969,357 and available for sale securities with a market value of $2,487,884 at December 31, 1996 were pledged to secure public deposits, securities sold under agreement to repurchase, letters of credit and for other purposes as required by law.

         A summary of the amortized cost and fair value of securities classified as held to maturity at December 31, 1995 is as follows:

                                                        Amortized      Unrealized    Unrealized
                                                          Cost            Gains        Losses       Fair Value
                                                       -----------        -------      -------      -----------
U.S. Treasury securities............................   $13,959,923        $78,187      $     0      $14,038,110
U.S. Government agencies............................     9,495,945              0       83,909        9,412,036
Other securities....................................       375,000              0            0          375,000
                                                       -----------        -------      -------      -----------
  Total.............................................   $23,830,868        $78,187      $83,909      $23,825,146
                                                       ===========        =======      =======      ===========

         A summary of the amortized cost and fair value of securities classified as available for sale at December 31, 1995 is as follows:

                                                        Amortized      Unrealized   Unrealized
                                                          Cost            Gains       Losses        Fair Value
                                                       -----------        -------     --------      -----------
U.S. Treasury securities............................   $11,982,649        $61,845    $       0      $12,044,494
U.S. Government agencies............................    22,754,567              0       93,415       22,661,152
Other securities....................................     3,281,943              0       26,437        3,255,506
Equity securities...................................     2,000,950          7,242            0        2,008,192
Mutual fund investments.............................     2,996,008              0      198,451        2,797,557
                                                       -----------        -------     --------      -----------
  Total.............................................   $43,016,117        $69,087     $318,303      $42,766,901
                                                       ===========        =======     ========      ===========

                              BNH BANCSHARES, INC.

         Below are the maturity schedules and corresponding amortized cost and fair values of U.S. Treasury securities, U.S. Government agencies and other debt securities:

                                                       Held to Maturity               Available for Sale
                                                   --------------------------      ---------------------------
                                                    Amortized                       Amortized
December 31, 1996                                     Cost          Fair Value         Cost         Fair Value
-----------------                                  -----------     -----------      -----------     -----------
Due in one year or less........................    $ 5,959,911     $ 5,951,021      $ 3,025,844     $ 3,027,215
Due after one year through five years..........     15,571,123      15,424,271       34,778,041      34,511,554
Due after five years through ten years.........         15,000          15,000                0               0
Due after ten years............................              0               0                0               0
                                                   -----------     -----------      -----------     -----------
Total..........................................    $21,546,034     $21,390,292      $37,803,885     $37,538,769
                                                   ===========     ===========      ===========     ===========

         In 1996, equity securities with a carrying value of $3,150 were sold for a net gain of $7,242.

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

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

         The Company engages in lending activities that finance business development, inventory and working capital, as well as loans to individuals for residential real estate, auto and home improvement purposes. Loans for which payment was past due ninety days or more and still accruing were $671,000, $139,000 and $357,000 as of December 31, 1996, 1995 and 1994, respectively.
Nonaccrual loans were $3,622,000 as of December 31, 1996, $5,964,000 as of December 31, 1995 and $7,043,000 as of December 31, 1994. As of December 31, 1996, approximately $2,954,000 of the nonaccrual portfolio were collateralized partially by commercial or residential real estate or business assets and approximately $436,000 of nonaccrual loans were unsecured. Interest income was not recognized on nonaccrual loans for the years ending December 31, 1996, 1995 and 1994. If such loans had been accruing the entire year under their original terms, the amount of interest income that would have been earned was $598,000, $649,000 and $762,000 for the periods ending December 31, 1996, 1995 and 1994, respectively. Restructured loans totaled $1,580,000, $1,570,000 and $2,448,000 at December 31, 1996, 1995 and 1994, respectively. Interest income recorded on restructured loans outstanding during 1996, 1995 and 1994 was $128,000, $119,000 and $709,000, respectively. Interest income would have been $29,000, $51,000 and $268,000 higher during 1996, 1995 and 1994, respectively, had these loans earned interest in accordance with their original terms.

         The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors For Impairment of a Loan" ("SFAS 114"), effective January 1, 1995. The new accounting standard requires that impaired loans, which are defined as loans where it is probable that a creditor will not be able to collect both the contractual interest and principal payments, be measured at the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent, when assessing the need for a loss accrual. The adoption of the standard resulted in an additional loan loss provision of $500,000 which was recorded in the first quarter of 1995. As of December 31, 1996, the Company's investment in loans that are considered to be impaired under SFAS 114 was $2,507,000 of which $2,108,000 were on a nonaccrual status and $35,000 were classified as troubled debt restructured loans. The remaining $364,000 of loans classified as impaired, which are also classified as potential problem loans, have either experienced slight delinquency problems or collateral deterioration but continue to meet the contractual terms of the loan. As of December 31, 1996, the Company's allowance for loan losses on impaired loans was $705,000. This allowance is comprised of reserves of $572,000 based on the credit grades internally assigned to the entire impaired portfolio of $2,507,000 plus an additional $133,000 in reserves based on the SFAS 114 impaired loan calculation. The average balance of impaired loans during 1996 was $4,000,000. As of December 31,

                              BNH BANCSHARES, INC.

1996, $2,108,000 of the Company's impaired loans were nonaccrual loans for which interest income was not recognized. The remaining $399,000 of impaired loans were accruing loans and income was recognized in accordance with the Company's loan accrual policy. No additional loan commitments were made to borrowers whose loans were considered impaired.

         The Bank has transactions in the ordinary course of business with directors and officers and companies with which they are associated, which resulted in related party loans aggregating $2,907,000, $4,457,000 and $7,702,000 at December 31, 1996, 1995 and 1994, respectively. During 1996, new loans totaling $434,000 were made and $1,984,000 were either repaid or the obligation is no longer a related party transaction.

         Changes in the allowance for loan losses are as follows:

                                              1996          1995          1994
                                           ----------   ----------   -----------

Balance, January 1 .....................   $5,892,675   $6,827,374   $ 9,497,305
Provision charged to operations ........    1,963,518    3,663,000     9,199,054
Loans charged-off:
 Commercial ............................    2,448,932    4,200,258     5,563,941
 Real Estate:
  Commercial mortgage ..................      230,002      228,728     6,164,962
  Residential mortgage .................      302,078       89,776       574,223
 Consumer ..............................      462,135      367,170       187,006
                                           ----------   ----------   -----------
   Total ...............................    3,443,147    4,885,932    12,490,132
Loan recoveries:
 Commercial ............................      205,060      191,950       333,644
 Real Estate:
  Commercial mortgage ..................       10,479        3,111       173,116
  Residential mortgage .................          713        5,350        23,901
 Consumer ..............................       66,383       87,822        90,486
                                           ----------   ----------   -----------
   Total ...............................      282,635      288,233       621,147
                                           ----------   ----------   -----------
Net loans charged-off ..................    3,160,512    4,597,699    11,868,985
                                           ----------   ----------   -----------
Balance, December 31 ...................   $4,695,681   $5,892,675   $ 6,827,374
                                           ==========   ==========   ===========

                              BNH BANCSHARES, INC.

5. PROPERTY AND EQUIPMENT

         Property and Equipment are summarized as follows:

                                                           December 31,
                                                  -----------------------------
                                                      1996              1995
                                                  -----------       -----------

Land............................................. $   175,000       $   175,000
Building.........................................   2,941,501         2,923,649
Furniture and equipment..........................   3,736,691         3,041,006
Leasehold improvements...........................   2,113,387         1,885,278
                                                  -----------       -----------
Total cost.......................................   8,966,579         8,024,933
Less accumulated depreciation and amortization...  (4,631,560)       (4,133,184)
                                                  -----------       -----------
  Total.......................................... $ 4,335,019       $ 3,891,749
                                                  ===========       ===========

         The 1996, 1995 and 1994 depreciation and amortization expense on property and equipment was $500,254, $504,486, and $547,035, respectively.

6. OTHER REAL ESTATE OWNED

         Other real estate owned expense was $144,000 for the year ended December 31, 1996 as compared to $483,000 and $1,397,000 for the years ended December 31, 1995 and 1994, respectively. These expenses reflect losses on sales and writedowns on OREO properties and associated holding costs. OREO holding costs were $105,000 for the year ended December 31, 1996 as compared to $74,000 and $436,000 for the years ended December 31, 1995 and 1994, respectively. Income earned on OREO was $50,000, $74,000 and $123,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

         OREO activity for the past three years is summarized below:

OTHER REAL ESTATE OWNED

                                          1996           1995           1994
                                       ----------     ----------     ----------

Balance, January 1...................  $  614,272     $1,852,068     $5,993,229
Properties added--net................   1,795,349        809,467        515,110
Proceeds from OREO sold..............   1,811,804      1,638,665      3,216,030
Gains (losses) on properties sold....      58,389       (126,458)       (76,143)
Other activity.......................                                   480,010
Property writedowns..................      97,500        282,140        884,088
                                       ----------     ----------     ----------
Balance, December 31.................  $  558,706     $  614,272     $1,852,068
                                       ==========     ==========     ==========

         The following table sets forth the types and number of units of properties which constitute the Company's OREO.

                           As of December 31, 1996    As of December 31, 1995
                           -----------------------    -----------------------
Types of Properties         # of Units  Book Value    # of Units  Book Value
-------------------         ----------  ----------    ----------  ----------
Single Family.............       2       $319,381         3         $433,405
Condominium...............       2         59,674         2           55,085
Commercial................       4        117,361         2           50,992
Undeveloped Land..........       2         62,290         3           74,790
                                --       --------        --         --------
  Total...................      10       $558,706        10         $614,272
                                ==       ========        ==         ========

7. LEASES

         The Bank leases ten offices, including its Main Office and Operations Center space under noncancellable agreements expiring on various dates through 2006, with various renewal options, and requiring various annual minimum rentals and the payment of property taxes. The Bank also has ground leases for its North Haven and

                              BNH BANCSHARES, INC.

Woodbridge branches which expire in the years 1997 and 2021, respectively. Rental expenses are accrued and charged to operations over the lease term on a straight-line basis. Rental expense amounted to $563,000, $501,000 and $496,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The Bank owns a 25% interest in a partnership which owns the Main Office building and a 50% interest in a partnership which owns its Chapel Street facility.

         The total future minimum rental payments due under the agreements at December 31, 1996 for the years 1997 through 2001 are $603,000, $480,000,
$423,000, $290,000, and $265,000, respectively. Minimum rental payments for all years after 2000 aggregate $1,010,000. These minimum rental payments include rent for the Guilford branch which is scheduled to open in early 1997.

8. FEDERAL HOME LOAN BANK ADVANCES

         The following table illustrates the Bank's advances with the Federal Home Loan Bank of Boston.

                                                 December 31,
                                  ---------------------------------------------
                                        1996                      1995
                                  ------------------        -------------------
                                  Rate       Balance        Rate        Balance
                                  -----      -------        -----       -------
                                             (dollars in thousands)

Due February 14, 1996.........                              7.200%       1,000
Due March 18, 1996............                              6.750%       1,000
Due May 16, 1996..............                              5.990%       1,500
Due February 20, 1997.........    4.990%       3,000
Due March 27, 1997............    5.860%       1,000        5.860%       1,000
Due May 5, 1997...............    6.160%         360        6.160%       1,047
Due October 21, 1997..........    5.750%       2,000
Due October 21, 1998..........    6.070%       2,000
Due October 21, 1999..........    6.260%       2,000
Due January 23, 2003..........    5.460%       1,062
Due December 26, 2003.........    6.670%         500
                                  -----      -------        -----       ------
  Total.......................               $11,922                    $5,547
                                             =======                    ======

         The FHLB Advance due May 5, 1997 is an amortizing advance with a paydown the first day of each month. The original balance was $2,000,000.

         The FHLB advance due January 23, 2003 is an amortizing advance with a paydown the first day of each month. The original balance was $1,180,000.

         As a member of the Federal Home Loan Bank of Boston, the Bank has access to a pre-approved overnight line of credit for up to 2% of its total assets. At December 31, 1996, the Company had $1,997,800 of Federal Home Loan Bank Stock, which is classified as an available for sale security.

9. INCOME TAXES

         Significant components of the provision for income taxes are as follows:

                                       1996            1995              1994
                                   -----------      -----------        -------
Current:
 Federal.......................    $   (83,647)    $     15,961          --
 State.........................         76,495           23,089         22,480
                                   -----------      -----------        -------
   Total current...............         (7,152)          39,050         22,480
                                   -----------      -----------        -------
Deferred:
 Federal.......................     (6,882,512)        (792,315)          --
 State.........................       (916,961)        (280,685)          --
                                   -----------      -----------        -------
   Total deferred..............     (7,799,473)      (1,073,000)             0
                                   -----------      -----------        -------
                                   $(7,806,625)     $(1,033,950)       $22,480
                                   ===========      ===========        =======

                              BNH BANCSHARES, INC.

         Following is a reconcilement of the statutory federal income tax rate applied to pre-tax accounting income with the income tax provisions in the statement of operations:


                                              1996            1995            1994
                                           -----------     -----------      ----------
Tax (benefit) at statutory rate..........   $  740,272      $  264,122     $(2,096,327)
State tax, net of federal tax benefits...      144,460         385,202        (451,086)
Expiration of state net operating losses.      464,355         110,904            --
Effect of state tax reduction............      543,274          99,300            --
Valuation Allowance......................   (9,635,472)     (1,877,951)      2,620,200
Dividend received deduction..............      (30,419)        (70,401)        (59,493)
Other, net...............................      (33,095)         54,874           9,186
                                           -----------     -----------      ----------
Provision (benefit) for income taxes.....  $(7,806,625)    $(1,033,950)     $   22,480
                                           ===========     ===========      ==========

         The components of the Company's net deferred tax assets at December 31 are as follows:

                                                      1996            1995
                                                   -----------     -----------
Deferred tax assets:
 Operating loss carryforwards....................  $ 6,844,743     $ 7,357,222
 Loan loss allowance.............................    1,596,532       2,003,510
 OREO provisions.................................      250,821         239,746
 SFAS 115 valuation..............................      153,523          75,625
 State taxes.....................................    1,629,958       2,757,584
 Accrued and other items.........................      993,060         971,619
                                                   -----------     -----------
  Total deferred tax assets......................   11,468,637      13,405,306
                                                   -----------     -----------
Deferred tax liabilities:
 Bad debt recapture..............................      165,746         331,493
 Other...........................................       10,475          38,453
                                                   -----------     -----------
  Total deferred tax liabilities.................      176,221         369,946
                                                   -----------     -----------
Deferred tax assets..............................   11,292,416      13,035,360
Valuation allowance..............................    2,224,472      11,962,360
                                                   -----------     -----------
  Net deferred tax assets........................  $ 9,067,944     $ 1,073,000
                                                   ===========     ===========

         The allocation of deferred tax expense (benefit) involving items charged to current year income and items charged directly to shareholders' equity for the year ended December 31 are as follows:

                                                                  1996            1995
                                                               -----------     -----------
Deferred tax (benefit) allocated to stockholders' equity...    $  (195,470)    $       --
Deferred tax (benefit) allocated to income.................     (7,799,474)     (1,073,000)
                                                               -----------     -----------
  Total deferred tax benefit...............................    $(7,994,944)    $(1,073,000)
                                                               ===========     ===========

         The Company will recognize a deferred tax asset only when, based upon available evidence, realization is more likely than not. At December 31, 1996, the Corporation had reduced its valuation allowance against deferred tax assets to $2,224,472. The remaining valuation allowance primarily represents the tax effect of federal and state net operating loss carryforwards which are expected to expire.

                              BNH BANCSHARES, INC.

         The Company has federal and state net operating loss carryforwards for tax return purposes as follows:


                             Year            Year of                            Year             Year of
        Federal            Generated       Expiration        State            Generated        Expiration
        -------            ---------       ----------        -----            ---------        ----------
    $ 3,929,474              1991             2006
      1,172,833              1992             1997
      1,163,642              1992             2007
      2,981,903              1993             1998       $ 7,127,720             1992              1997
        591,388              1993             2008         3,537,269             1993              1998
      9,673,239              1994             2009         9,645,595             1994              1999
        619,118              1995             2010           719,880             1995              2000
    -----------                                          -----------
    $20,131,597                                          $21,030,464
    ===========                                          ===========



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

                              BNH BANCSHARES, INC.

10. COMMITMENTS AND CONTINGENT LIABILITIES

         The Company is a party to financial instruments with off-balance sheet credit risk in the normal course of business to meet the financing needs of its customers. These instruments expose the Company to credit risk in excess of the amount recognized in the balance sheet.

         The Company's exposure to credit loss in the event of nonperformance by the other party to the financial investment for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

         Total credit exposure related to these items at December 31, 1996 and 1995 is summarized below:

                                                          1996           1995
                                                         -------        -------
                                                         (dollars in thousands)

Loan commitments.....................................    $ 3,788        $ 4,284
Unadvanced portion of lines of credit................     14,313         15,657
Unadvanced portion of home equity lines of credit....      5,477          3,819
Standby letters of credit............................      1,904          1,967

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

         The Bank is required to maintain certain average reserve balances under requirements specified by the Federal Reserve Board. The average balance of such reserves during 1996 was approximately $5,757,000.

11. SHAREHOLDERS' EQUITY

         The Company's principal assets are its investments in its wholly-owned subsidiaries, The Bank of New Haven and Northeastern Capital Corporation (presently inactive). The Company may declare and pay dividends only out of funds legally available and pays cash dividends from its undivided profits (losses). Dividends from the Bank are the primary source of funds for the Company. The payment of dividends by the Bank is restricted by various state and federal statutory and regulatory limitations and the need to maintain minimum regulatory capital levels.

         The Company's Common Stock and Capital Surplus components of Shareholders' Equity were each affected by a reverse 1 for 4 stock split which was approved by the Company's shareholders in April of 1996. As a result of this reverse split, approximately $111,000 was transferred from Common Stock to Capital Surplus to reflect the reduction in the number of issued shares.

12. EMPLOYEE BENEFITS

         In 1990, the Company authorized a Section 401(k) Profit Sharing Plan. The plan, which began January 1, 1991, allows employees to make tax-deferred contributions which can be invested in various investment vehicles, including the Company's Common Stock. The Company, at the option of its directors, may elect to match a portion of these employee contributions to the plan with Company funds. Total profit sharing expense for the years ended December 31, 1996 and 1995 was $55,000 and $40,000, respectively and no expense was incurred in 1994.

13. STOCK OPTION PLANS

         In 1986, the Company adopted the 1986 BNH Bancshares, Inc. Stock Option Plan ("the 1986 Option Plan"). Under the 1986 Option Plan, the Company may grant incentive stock options or nonqualified stock options and/or stock appreciation rights to key employees of the Company and its subsidiaries. All number of share data has been

                              BNH BANCSHARES, INC.

adjusted to reflect a reverse 1 for 4 stock split which was approved by the Company's shareholders in April of 1996. At December 31, 1996, 1995 and 1994, there were 7,687, 14,045 and 14,045 shares respectively of common stock remaining available for issuance upon the exercise of outstanding and future grants of awards under the 1986 Option Plan. The option price is equal to the fair market value of the shares on the date of grant. All options are exercisable from six months to three years after the date of grant and expire five years after the date of grant. As of December 31, 1995, 1994 and 1993, there were 7,687, 9,643 and 9,643, respectively, options outstanding under the 1986 Option Plan that were exercisable by employees. As of December 31, 1996 options may no longer be granted under the 1986 Option Plan.

         In 1992, the Company adopted the BNH Bancshares, Inc. 1992 Stock Incentive Plan (the "1992 Incentive Plan"). Under the 1992 Incentive Plan, the Company may grant incentive stock options or nonqualified stock options, stock appreciation rights, unrestricted or restricted stock or other performance awards to key employees of the Company and its subsidiaries. The Salary and Benefit Committee of the Company's Board of Directors made awards of non qualified stock options as follows:

              1993--options are exercisable from one year to three years after the date of grant and expire five years after the date of grant.

              1995--options have a five year term, with one half of the options exercisable on the first anniversary of the grant date and the remainder exercisable on the second anniversary of the grant date. The option exercise price is initially $5.50 (which is the fair market value of the Company's common stock on the date grant) and increases 8.4% on each anniversary of the grant date over the five-year term of the option. The 1995 option agreements provide that the exercisability of the options may be accelerated in the event of a change in control of the Company as defined therein.

              1996--options have a ten year term, with one half of the options exercisable on March 19, 1997 and the remainder exercisable on March 19, 1998. The 1996 option agreements provide that the exercisability of the options may be accelerated in the event of a change in control of the Company as defined therein.

         As of December 31, 1996, 1995, and 1994, there were 101,722, 23,221 and
23,221 options outstanding under the 1992 Incentive Plan and 130,101 shares of common stock remain available for issuance for outstanding and future grants. As of December 31, 1996, there were 34,845 options exercisable under both the 1992 and 1986 Plans.

         A summary of the Company's Employee Stock Plans as of December 31, 1996, 1995 and 1994, and changes during the years ending on those dates is presented below:

                                            1996                      1995                       1994
                                     --------------------       -------------------       ---------------------
                                                 Weighted                  Weighted                    Weighted
                                                 Average                    Average                    Average
                                                 Exercise                  Exercise                    Exercise
                                     Shares       Price         Shares       Price         Shares       Price
                                     -------     ---------      ------     ---------       ------      ---------
Outstanding at beginning
 of year...................           66,184      $ 7.91        32,858      $13.04         32,858     $13.04
Granted..........................     58,159        8.63        39,226        5.96              0
Exercised........................     (7,399)       6.70             0                          0
Forfeited........................     (7,535)      12.95        (5,900)      23.49              0
                                     -------                    ------                     ------
Outstanding at end of year.......    109,409      $ 8.03        66,184      $ 7.91         32,858     $13.04
                                     =======                    ======                     ======
Options exercisable at year-end..     34,845

                              BNH BANCSHARES, INC.

         The following table summarizes information about the Employee Stock Option Plans at December 31, 1996:

                                  Options Outstanding                                Options Exercisable
                          --------------------------------                    --------------------------------
                              Number      Weighted-Average       Weighted        Number           Weighted
           Range of       Outstanding at      Remaining          Average      Exercisable at       Average
        Exercise Prices      12/31/96     Contractual Life   Exercise Price      12/31/96       Exercise Price
        ---------------   --------------- ----------------   --------------   ---------------   --------------
         $5.75-$9.75          109,409         6.1 years           $8.03           34,845             $8.22

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

         Two types of options can be granted under the Director Plan. "Annual Stock Options" to purchase 250 shares of common stock are granted each year to non-employee directors. The Annual Options are exercisable six months after their grant date and expire ten years from the grant date unless terminated earlier in accordance with the Director Plan. The exercise price for each Annual Option will be the greater of the fair market value of the Company's Common Stock on the date of grant or the par value of the Common Stock on the date of exercise. As of December 31, 1996, 1995, and 1994, there were 13,250, 14,000 and 11,250 annual options outstanding, respectively, which can be exercised at prices from $5.00 to $7.38 per share.

         The Director Plan also makes available "Deferred Compensation Options" which provide that each non-employee director may elect to receive nonqualified stock options in lieu of all or part of the retainers and fees paid to them for service on the Board. Deferred Compensation Options can be exercised after six months and expire ten years after the date of grant. No Deferred Compensation Options were issued as of December 31, 1996.

         The aggregate number of shares of Common Stock subject to options granted under the Director Plan in any calendar year may not exceed 2.5% of the number of shares of common stock outstanding on January 1st of that year.

         A summary of the Company's Director Stock Plans as of December 31, 1996, 1995 and 1994, and changes during the years ending on those dates is presented below:

                                             1996                      1995                     1994
                                     --------------------       --------------------      --------------------
                                                 Weighted                   Weighted                  Weighted
                                                 Average                    Average                   Average
                                                 Exercise                   Exercise                  Exercise
                                      Shares       Price        Shares       Price        Shares       Price
                                      ------     --------       ------      --------      -------     ---------
Outstanding at beginning
 of year..........................    14,000       $5.56        11,250       $5.41          8,000      $5.62
Granted...........................     3,750        7.38         3,500        6.00          3,750       5.00
Exercised.........................    (3,250)       5.70             0                          0
Forfeited.........................    (1,250)       5.92          (750)       5.41           (500)      5.62
                                      ------                    ------                     ------
Outstanding at end of year........    13,250       $6.01        14,000       $5.56         11,250      $5.41
                                      ======                    ======                     ======
Options exercisable at year-end...    13,250

         The following table summarizes information about the Director Stock Option Plans at December 31, 1996:

                                  Options Outstanding                                Options Exercisable
                          ---------------------------------                  ---------------------------------
                              Number       Weighted-Average     Weighted         Number           Weighted
           Range of       Outstanding at      Remaining         Average      Exercisable at        Average
        Exercise Prices      12/31/96     Contractual Life   Exercise Price      12/31/96       Exercise Price
        ---------------   --------------  -----------------  --------------  ---------------    --------------
         $5.00-$7.50          13,250          7.6 years           $6.01           13,250             $6.01

                              BNH BANCSHARES, INC.

         On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS
123). As permitted by SFAS 123, the Company has chosen to apply APB Opinion
No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its Plans. Accordingly, no compensation cost has been recognized for options granted under the Plan. Had compensation cost for the Company's Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                           1996                            1995
                                                 ------------------------       --------------------------
                                                 As Reported   Pro Forma        As Reported     Pro Forma
                                                 -----------   ----------       -----------    -----------
Net Income (Loss)...........................     $9,983,893    $9,911,570        $1,810,778    $1,790,163
Net Income (Loss) Per Share.................          $2.71         $2.69             $0.49         $0.49

         The weighted average fair value of all options granted in 1996 and 1995, respectively, was $6.04 and $4.94. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 0%, and 0%; expected volatility of 57.5% and 135.6%; risk-free interest rates of 5.25% and 6%; and expected lives of 9.4 years and 5.4 years.

14. PARENT COMPANY FINANCIAL INFORMATION

         The condensed financial statements of BNH Bancshares, Inc. are as follows:

                    CONDENSED STATEMENT OF FINANCIAL POSITION

                                                      December 31,
                                              -----------------------------
                                                  1996             1995
                                               -----------      -----------
ASSETS
Cash on deposit with bank subsidiary.........   $   71,623      $     3,559
Investment in bank subsidiary................   25,523,492       15,584,309
Investment in nonbank subsidiary.............          845              925
Other........................................       34,455            3,930
                                               -----------      -----------
  Total assets...............................  $25,630,415      $15,592,723
                                               ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities..................................   $   19,130      $         0
Shareholders' equity.........................   25,611,285       15,592,723
                                               -----------      -----------
  Total liabilities and shareholders' equity.  $25,630,415      $15,592,723
                                               ===========      ===========

                              BNH BANCSHARES, INC.

                        CONDENSED STATEMENT OF OPERATIONS

                                                                   Year ended December 31,
                                                            ---------------------------------------------
                                                              1996             1995              1994
                                                            ----------       ----------       -----------
Interest on deposits with bank subsidiary................   $        0       $      311       $     8,093
Income from management fees..............................      288,057                0                 0
Operating expenses.......................................      261,494           45,896           145,052
                                                            ----------       ----------       -----------
Income (loss) before taxes...............................       26,563          (45,585)         (136,959)
                                                            ----------       ----------       -----------
Income (loss) before equity in undistributed loss of
 subsidiaries............................................       26,563          (45,585)         (136,959)
Equity in undistributed income (loss) of:
 Bank subsidiary.........................................    9,957,411        1,856,439        (5,946,391)
 Nonbank subsidiary......................................          (80)             (76)         (104,797)
                                                            ----------       ----------       -----------
Net income (loss)........................................   $9,983,893       $1,810,778       $(6,188,147)
                                                            ==========       ==========       ===========

                        CONDENSED STATEMENT OF CASH FLOWS

                                                                    Year ended December 31,
                                                          -----------------------------------------
                                                              1996           1995           1994
                                                          -----------    -----------    -----------
Operating activities:
 Net income (loss) .....................................  $(9,983,893    $ 1,810,778    $(6,188,147)
Adjustments for items not affecting cash:
 Equity in undistributed income (loss) of subsidiaries .   (9,957,331)    (1,856,363)     6,051,188
 Other, net ............................................       41,501        (31,012)        (2,776)
                                                          -----------    -----------    -----------
 Net cash provided by operating activities .............       68,064        (76,597)      (139,735)

Financing activities:
 Rights offering proceeds ..............................            0              0              0
 Transfer from nonbank subsidiary ......................            0          6,285              0
                                                          -----------    -----------    -----------
 Net cash provided from financing activities ...........            0          6,285              0
                                                          -----------    -----------    -----------
Investing activities:
 Capital contribution to bank subsidiary ...............            0              0       (300,000)
 Capital contribution from nonbank subsidiary ..........            0              0              0
                                                          -----------    -----------    -----------
 Net cash used by investing activities .................            0              0       (300,000)
                                                          -----------    -----------    -----------
 Net (decrease)increase in cash ........................       68,064        (70,312)      (439,735)
Cash and due from banks at beginning of year ...........        3,559         73,871        513,606
                                                          -----------    -----------    -----------
  Cash and due from banks at end of year ...............  $    71,623    $     3,559    $    73,871
                                                          ===========    ===========    ===========

15. CONCENTRATION OF CREDIT RISK

         The Company primarily makes loans for commercial, industrial, consumer and real estate purposes to individuals and businesses in the greater New Haven area. Commercial loans, which totaled $55,060,000, or 24% of total loans, as of December 31, 1996 as compared to $59,145,000, or 29%, as of December 31, 1995, primarily consist of obligations of small and medium-sized business entities located in the Company's market area. Commercial loans are generally collateralized by business assets, commercial real estate and, on occasion, residential real estate. The Company prefers not to lend to even its most creditworthy borrowers on an unsecured basis, and, accordingly, will take residential real estate as collateral for a commercial loan. The source of collateral does not always correlate with the borrower's use of the loan proceeds.

                              BNH BANCSHARES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)


         The Company's consumer loan portfolio totaled $65,686,000, or 28% of total loans, as of December 31, 1996 as compared to $45,433,000, or 22%, as of December 31, 1995. Consumer loans consist of automobile loans where applications are taken directly at the Bank branch locations and also at the point of sale through automobile dealerships. Other types of consumer loans can generally be classified as all purpose loans used for financing, among other things, education, home improvement and debt consolidation.

         The Company's mortgage portfolio consists of both commercial and residential mortgages. As of December 31, 1996, the commercial mortgage portfolio totaled $59,283,000, or 25% of the total loan portfolio, as compared to $54,518,000, or 27%, as of December 31, 1995. The residential mortgage portfolio totaled $54,651,000, or 23% of the total loan portfolio, as of December 31, 1996 as compared to $45,399,000, or 22%, as of December 31, 1995. Most of the Company's mortgage loans are made to commercial entities and individuals located within the Company's market area.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair value of the Company's financial assets and liabilities for the years ended December 31, 1996 and 1995 are as follows:

                                                             1996                         1995
                                                    ----------------------       ----------------------
                                                     Fair         Carrying        Fair         Carrying
                                                    Amount          Value        Amount          Value
                                                    --------      --------       --------      --------
                                                                  (dollars in thousands)
Financial assets:
 Cash and due from banks.......................     $ 21,043      $ 21,043       $ 19,818      $ 19,818
 Federal funds sold............................       10,700        10,700          5,800         5,800
 Investment securities:
  Held to maturity.............................       21,391        21,546         23,825        23,831
  Available for sale...........................       42,439        42,439         42,767        42,767
 Loans.........................................      230,118       234,680        192,059       204,496
 Less: allowance for loan losses...............                     (4,697)                      (5,893)
                                                    --------      --------       --------      --------
                                                    $325,691      $325,711       $282,269      $290,819
                                                    --------      --------       --------      --------
Financial liabilities:
 Time deposits.................................     $134,916      $133,811       $120,002      $118,521
 Other deposits................................      165,266       165,112        157,816       158,243
 Federal Home Loan Bank advances...............       11,819        11,922          5,574         5,547
 Federal funds purchased and securities sold
  under repurchase agreements..................        4,741         4,741
                                                    --------      --------       --------      --------
                                                    $316,742      $315,586       $283,392      $282,311
                                                    --------      --------       --------      --------

                CONSOLIDATED QUARTERLY FINANCIAL DATA (unaudited)

                  (dollars in thousands, except per share data)

                                         First         Second         Third       Fourth         Year
                                        Quarter        Quarter       Quarter      Quarter        Total
                                       ----------    ----------    ----------    ----------    ----------
1996
   Net interest income ............... $    3,028       $ 3,074    $    3,313    $    3,354    $   12,769
   Provision for loan losses(1) ......       (576)         (526)         (500)         (362)       (1,964)
   Other income ......................        788           853           886           815         3,342
   Net gain (loss) on investment
    securities .......................          0             0             0             0             0
   Operating expenses ................     (2,732)       (2,865)       (3,074)       (3,299)      (11,970)
                                       ----------    ----------    ----------    ----------    ----------
   Income (loss) before taxes ........        508           536           625           508         2,177
   Provision (Benefit)
    for income taxes .................       (226)         (235)       (7,057)          161        (7,807)
                                       ----------    ----------    ----------    ----------    ----------
   Net income (loss) ................. $      734    $      771    $    8,132    $      347    $    9,984
                                       ==========    ==========    ==========    ==========    ==========
   Net income (loss) per common
    share(2) ......................... $     0.20    $     0.21    $     2.21    $     0.09    $     2.71
   Weighted average shares ...........  3,682,000     3,682,000     3,682,000     3,682,000     3,682,000

1995
   Net interest income ............... $    3,334    $    3,242    $    3,091    $    3,197    $   12,864
   Provision for loan losses(1) ......     (1,394)         (894)         (775)         (600)       (3,663)
   Other income ......................        689           748           853           767         3,057
   Net gain (loss) on investment
    securities .......................          0             6             0            (1)            5
   Operating expenses ................     (2,892)       (2,885)       (2,811)       (2,898)      (11,486)
                                       ----------    ----------    ----------    ----------    ----------
   Income (loss) before taxes ........       (263)          217           358           465           777
   Provision (Benefit)
    for income taxes .................       (485)            5             5          (559)       (1,034)
                                       ----------    ----------    ----------    ----------    ----------
   Net income (loss) ................. $      222    $      212    $      353    $    1,024    $    1,811
                                       ==========    ==========    ==========    ==========    ==========
   Net income (loss) per common
    share(2) ......................... $     0.06    $     0.06    $     0.10    $     0.28    $     0.49
   Weighted average shares ...........  3,682,000     3,682,000     3,682,000     3,682,000     3,682,000

----------

(1)  See discussion of provision for loan losses on page 19.

(2)  Data adjusted to reflect reverse 1 for 4 stock split (April 1996).

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On October 19, 1995, the Audit Committee of the Board of Directors of the Company recommended and the Board of Directors of the Company approved the dismissal of Price Waterhouse LLP, effective October 19, 1995, as the independent accountants engaged to perform the audit examination of the Company's financial statements for the year ending December 31, 1995. On October 19, 1995, the Company notified Price Waterhouse LLP of the Board of Directors' decision to replace Price Waterhouse LLP as independent accountants of the Company. Price Waterhouse LLP acted as the auditors of the Company from the fiscal year ending December 31, 1987.

         The reports of Price Waterhouse LLP on the financial statements of the Company for 1994 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

         During 1994 and 1993 and the subsequent interim period ending October 19, 1995, there were no disagreements with Price Waterhouse LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Price Waterhouse LLP, would have caused Price Waterhouse LLP to make reference thereto in their report on the financial statements for such years.

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

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 appears on pages 2 through 5, ELECTION OF DIRECTORS, and page 14, Section 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE, of the Company's definitive proxy statement dated March 19, 1997 and is incorporated by reference in this annual report on Form 10 -K.

Item 11. EXECUTIVE COMPENSATION

         The information required by Item 11 appears on pages 7 through 13, COMPENSATION OF DIRECTORS and COMPENSATION OF EXECUTIVE OFFICERS, of the Company's definitive proxy statement dated March 19, 1997 and is incorporated by reference in this annual report on Form 10-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 appears on pages 4 through 6, SECURITY OWNERSHIP, of the Company's definitive proxy statement dated March 19, 1997 and is incorporated by reference in this annual report on Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 appears on page 14, RELATED PARTY TRANSACTIONS, of the Company's definitive proxy statement dated March 19, 1997 and is incorporated by reference in this annual report on Form 10-K.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The financial statements listed on the index set forth in Item 8 of this Annual Report on Form 10-K are filed as part of this Annual Report.

         Financial Statement schedules are not required under the related instructions of the Securities and Exchange Commission or are inapplicable and, therefore, have been omitted except that the report of Price Waterhouse LLP, the Company's predecessor accountant, is filed herewith (at page 33) in accordance with instructions under Rule 14a-3 under the Securities Exchange Act of 1934, as amended.

         The exhibits listed below are incorporated herein by reference or filed herewith, as indicated.

                                  EXHIBIT INDEX

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

10(c) The BNH Bancshares, Inc. 1992 Stock Incentive Plan, amended effective March 18, 1997, is filed herewith by reference to Exhibit 10(c) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. This is a compensatory plan for employees of the Company and its subsidiaries.

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

10(f) Executive Compensation and Severance Pay Agreement between The Bank of New Haven and F. Patrick McFadden, Jr. dated as of March 21, 1995 is incorporated by reference to Exhibit 10(g) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 at page
         45. This is a compensatory arrangement.

10(g) Executive Compensation and Severance Pay Agreement between The Bank of New Haven and John F. Trentacosta dated as of March 21, 1995 is incorporated by referenced to Exhibit 10(h) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 at page
         61. This is a compensatory arrangement.

10(h) Executive Compensation and Severance Pay Agreement between The Bank of New Haven and Lorraine K. Young dated as of March 21, 1995 is incorporated by reference to Exhibit 10(i) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 at page
         77. This is a compensatory arrangement.

10(i) Executive Compensation and Severance Pay Agreement between The Bank of New Haven and Thomas J. Cahill dated as of March 21, 1995 is incorporated by reference to Exhibit 10(j) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 at page
         93. This is a compensatory arrangement.

10(j) Executive Compensation and Severance Pay Agreement between The Bank of New Haven and Richard R. Barredo dated as of March 21, 1995 is incorporated by reference to Exhibit 10(k) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 at page
         106. This is a compensatory arrangement.

10(k) Executive Compensation and Severance Pay Agreement between The Bank of New Haven and Mark A. Candido dated as of March 21, 1995 is incorporated by reference to Exhibit 10(l) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 at page
         119. This is a compensatory arrangement.

22 Subsidiaries of the Registrant is incorporated by reference to Exhibit 22 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 at page 153.

23(a) Consent of Independent Accountants (Coopers & Lybrand L.L.P.) is filed herewith.

23(b) Consent of Independent Accountants (Price Waterhouse LLP) is filed herewith.

24       Power of Attorney is filed herewith.

27 Financial Data Schedule is submitted only in electronic format to the Securities and Exchange Commission.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BNH BANCSHARES, INC.

                                   By /s/ F. PATRICK MCFADDEN, JR.
                                      -----------------------------
                                          F. Patrick McFadden, Jr.,
                                          President and Chief Executive Officer
Dated: March 18, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   By /s/ F. PATRICK MCFADDEN, JR.
                                          --------------------------
                                          F. Patrick McFadden, Jr.,
                                          President and Chief Executive Officer

Dated: March 18, 1997

                                   By /s/ JOHN F. TRENTACOSTA
                                          ---------------------------
                                          John F. Trentacosta
                                          Executive Vice President and Chief
                                          Financial Officer (Principal Financial
                                          Officer and Principal Accounting
                                          Officer)

Dated: March 18, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                  Title                         Date
         ---------                  -----                         ----

            *                      Director                Dated: March 18, 1997
-----------------------------
      Stephen P. Ahern

            *                      Director                Dated: March 18, 1997
-----------------------------
      Martin R. Anastasio

            *                      Director                Dated: March 18, 1997
-----------------------------
      Edward M. Crowley

            *                      Director                Dated: March 18, 1997
-----------------------------
      James J. Cullen

            *                      Director                Dated: March 18, 1997
-----------------------------
      George M. Dermer

            *                      Director                Dated: March 18, 1997
-----------------------------
      Thomas M. Donegan

            *                      Director                Dated: March 18, 1997
-----------------------------
      Theodore F. Hogan

         Signature                  Title                         Date
         ---------                  -----                         ----

            *                      Director                Dated: March 18, 1997
------------------------------
      Jean G. Lamont

            *                      Director                Dated: March 18, 1997
------------------------------
      Lawrence M. Liebman

            *                      Director                Dated: March 18, 1997
------------------------------
      F. Patrick McFadden, Jr.

            *                      Director                Dated: March 18, 1997
------------------------------
      Carl M. Porto

            *                      Director                Dated: March 18, 1997
------------------------------
      Vincent A. Romei

            *                      Director                Dated: March 18, 1997
------------------------------
      Stanley Scholsohn

            *                      Director                Dated: March 18, 1997
------------------------------
      Cheever Tyler, Esq.

/S/ PATRICK MCFADDEN, JR.                                  Dated: March 18, 1997
------------------------------
    F. Patrick McFadden, Jr.
    Attorney-in-Fact






----------

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

10(c) The BNH Bancshares, Inc. 1992 Stock Incentive Plan, amended effective March 19, 1996, is incorporated by reference to
         Exhibit 10(c) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. This is a compensatory plan for employees of the Company and its subsidiaries.

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

10(f) Executive Compensation and Severance Pay Agreement between The Bank of New Haven and F. Patrick McFadden, Jr. dated as of March 21, 1995 is incorporated by reference to Exhibit 10(g) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 at page 45. This is a compensatory arrangement.

10(g) Executive Compensation and Severance Pay Agreement between The Bank of New Haven and John F. Trentacosta dated as of March 21, 1995 is incorporated by referenced to Exhibit 10(h) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 at page 61. This is a compensatory arrangement.

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

23(a) Consent of Independent Accountants (Coopers & Lybrand L.L.P.) is filed herewith.

23(b) Consent of Independent Accountants (Price Waterhouse LLP) is filed herewith.

24       Power of Attorney is filed herewith.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of 1996.