Form 10-Q
period 1997-03-31
BNH BANCSHARES INC
filed 1997-05-15
CIK 764205

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  Form 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1997          Commission File Number 0-14018

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

                     YES [ X ]      NO [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       CLASS                                         May 1, 1997

  Common Stock (no par value)                          3,690,576



BNH BANCSHARES, INC.


PART I.  FINANCIAL INFORMATION



Item 1.   Financial Statements:
                                                                       Page


Consolidated Statement of Financial Position as of March 31, 1997,
and December 31, 1996                                                    3


Consolidated Statement of Operations for the three
months ended March 31, 1997 and March 31, 1996                           4


Consolidated Statement of Changes in Shareholders' Equity for the
three months ended March 31, 1997 and March 31, 1996                     5


Consolidated Statement of Cash Flows for the three months ended
March 31, 1997 and March 31, 1996                                        6


Notes to Consolidated Financial Statements                               7



Item 2.   Management's Discussion and Analysis of
Financial Condition and Results of Operations                            9




Part II.  Other Information

Items 1-5 Not Applicable                                                24

Items 6   Exhibits and Reports on Form 8-K                              24

          SIGNATURES                                                    25

                                        BNH BANCSHARES, INC.
                            CONSOLIDATED STATEMENT OF FINANCIAL POSITION


ASSETS                                  March 31, 1997     Dec. 31, 1996
                                        (unaudited)
                                        _______________    ______________
Cash and due from banks                  $ 18,133,793       $ 21,043,918
Federal funds sold                                  0         10,700,000
Investment securities:
 Held to Maturity, at amortized cost       20,563,410         21,546,034
 Available for Sale, at fair value         43,547,911         42,439,947
Loans less unearned discount              239,124,971        234,679,749
Less allowance for loan losses             (4,697,935)        (4,695,681)
                                          ___________        ___________

Loans - net                               234,427,036        229,984,068
Property and equipment-net                  4,738,360          4,335,019
Accrued interest receivable                 2,462,702          2,159,525
Other real estate owned                       588,019            558,706
Other assets                                9,574,015          9,462,190
                                          ___________        ___________

TOTAL                                    $334,035,246       $342,229,407

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
 Demand deposits                         $ 54,392,945       $ 58,108,856
 NOW accounts                              42,405,953         43,948,468
 Money market accounts                     32,261,345         30,709,756
 Savings deposits                          31,626,871         32,344,788
 Time deposits under $100,000             112,108,348        117,008,717
 Time deposits $100,000 or more            16,702,088         16,803,504
                                          ___________        ___________
Total deposits                            289,497,550        298,924,089
Federal funds purchased and
 securities sold under
 repurchase agreements                        576,907          4,740,797
FHLBB Advances                             16,892,314         11,922,273
Accrued interest payable                      430,712            434,339
Accrued income taxes
 and other liabilities                        873,702            596,624
                                          ___________        ___________
Total liabilities                         308,271,185        316,618,122

Shareholders' equity:
Common stock, $.01, stated value;
issued 3,695,352, shares
Authorized 30,000,000                         36,953             36,953
Capital surplus                           47,718,180         47,717,466
Undivided losses                         (21,113,497)       (21,597,946)
Net unrealized losses on investment
 securities available for sale              (630,404)          (298,017)
Treasury stock (4,776 shares)               (247,171)          (247,171)
                                        _____________      _____________
Total shareholders' equity                25,764,061         25,611,285
                                        _____________      _____________
TOTAL                                   $334,035,246       $342,229,407


See accompanying Notes to Consolidated Financial Statements

                                             BNH BANCSHARES, INC.
                                     CONSOLIDATED STATEMENT OF OPERATIONS
                                                  (Unaudited)


                                                 Three Months Ended March 31,
                                                   1997            1996
INTEREST INCOME:
Loans                                            $5,029,047      $4,427,231
Investment securities:
 Held to maturity                                   281,779         329,353
 Available for sale                                 683,718         582,123
Federal funds sold                                   64,368          49,734
                                                 __________      __________
Total interest income                             6,058,912       5,388,441

INTEREST EXPENSE:
Time deposits $100,000 or more                      226,278         198,456
Time deposits under $100,000                      1,582,123       1,474,004
Other deposits                                      636,708         583,470
Other borrowings                                    240,590         105,951
                                                  _________       _________
Total interest expense                            2,685,699       2,361,880
                                                  _________       _________
NET INTEREST INCOME                               3,373,213       3,026,561
PROVISION FOR LOAN LOSSES                          (326,000)       (576,000)
                                                  _________      __________
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                        3,047,213       2,450,561

OTHER INCOME:
Service charges                                     555,872         508,813
Other income                                        242,723         271,721
Net gain on sale of investments                           0           7,242
                                                  _________       _________
Total other income                                  798,595         787,776
                                                  _________       _________
OPERATING EXPENSES:
Salaries and employee benefits                    1,604,413       1,371,341
Occupancy                                           389,874         354,428
Advertising and promotion                           155,424          85,624
Office stationery and supplies                       92,153          75,658
Examination and
 professional fees                                  205,074         201,421
Insurance                                            55,860         106,973
Other real estate owned                              37,449          46,244
Other                                               498,146         488,339
                                                  _________       _________
Total operating expenses                          3,038,393       2,730,028

NET PROFIT BEFORE INCOME TAXES                      807,415         508,308

PROVISION(BENEFIT) FOR INCOME TAXES                 322,966        (225,500)
                                                  _________      __________
NET PROFIT                                         $484,449      $  733,808


NET PROFIT PER COMMON SHARE                           $0.13           $0.20

Weighted average number of common
 shares outstanding
 during the period                                3,690,575       3,681,663


See accompanying Notes to Consolidated Financial Statements

                                        BNH BANCSHARES, INC.
                      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                           (Unaudited)


                                             March 31, 1997     March 31, 1996
                                             ______________     ______________

SHAREHOLDERS' EQUITY at beginning of period   $25,611,285        $15,592,723

COMMON STOCK:

Net proceeds of stock options exercised                  1


CAPITAL SURPLUS:

Net proceeds of stock options exercised                713

UNDIVIDED LOSSES:

Net Income                                         484,449            733,808

Change in unrealized depreciation on investment
securities available for sale                     (332,387)          (355,175)
                                               ___________        ___________

SHAREHOLDERS' EQUITY at end of period          $25,764,061        $15,971,356


See accompanying Notes to Consolidated Financial Statements


                                              BNH BANCSHARES, INC.
                                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (Unaudited)

                                                    Three months ended March 31,
                                                   1997                     1996
                                                   _____________________________
OPERATING ACTIVITIES
Net profit                                         $   484,449     $   733,808
Adjustments for items not affecting cash:
 Provision for loan losses                             326,000         576,000
Depreciation and amortization of property and
 equipment                                             134,062          51,351
 Net accretion of bond premiums and discounts          (18,752)        (62,006)
 Gain on available for sale securities                       0          (7.242)
 Loss/writedown on other real estate owned              12,687          20,684
 (Increase)decrease in interest receivable            (303,177)        (68,691)
 (Decrease)increase in interest payable                 (3,627)         34,893
 Other,net                                             165,967        (392,318)
                                                      _________       _________

Net cash provided by operating activities              797,609         886,479
                                                      _________       _________

FINANCING ACTIVITIES
Net decrease in demand, NOW, money market and
 savings accounts                                   (4,424,754)     (8,122,806)
Net (decrease)increase in time deposits             (5,001,785)      4,055,774
Net (decrease)increase in federal funds purchased
 and securities sold under repurchase agreements    (4,163,890)        300,000
Proceeds from FHLBB advances                         4,970,041       2,000,433
                                                    ___________      __________

Net cash used by financing activities               (8,620,388)     (1,766,599)
                                                    ___________      __________

INVESTING ACTIVITIES
Net (increase)decrease in federal funds sold        10,700,000      (3,675,000)
Maturities of securities held to maturity            1,000,000
Maturities of securities available for sale          1,542,450      11,202,977
Purchase of securities available for sale           (2,981,425)     (7,922,067)
Proceeds from the sale of available for sale
  securities                                                 0          10,392
Net loans originated and matured                    (4,768,968)       (361,626)
Proceeds from sale of other real estate owned                           46,746
Payments to acquire/improve other real estate owned    (42,000)     (1,070,725)
Purchase of property and equipment                    (537,403)        (38,174)
                                                    ___________     ___________

Net cash provided (used) by investing activities     4,912,654      (1,807,477)

Decrease in cash                                    (2,910,125)     (2,687,597)

Cash and due from banks at beginning of year        21,043,918      19,818,406
                                                    ___________     ___________

Cash and due from banks at end of period           $18,133,793     $17,130,809


Cash paid for:
 Interest expense                                  $ 2,682,072     $ 2,326,987
 Income taxes                                      $    10,000     $     5,500

Non-cash transfers from loans receivable to other real estate owned were $42,000 and $1,009,851 for the three months ending March 31, 1997 and 1996, respectively.

There were no non-cash transfers from other real estate owned to loans receivable for the three months ending March 31, 1997 and 1996, respectively.

See accompanying Notes to Consolidated Financial Statements.

BNH BANCSHARES, INC.

Notes to Consolidated Financial Statements

1.  Basis of Presentation

The accompanying consolidated financial statements are unaudited and include the accounts of BNH Bancshares, Inc. (the "Company") and its subsidiaries, The Bank of New Haven (the "Bank") and Northeastern Capital Corporation. The financial statements reflect, in management's opinion, all appropriate reclassifications, all adjustments consisting of normal recurring adjustments and adjustments to the loan loss reserve necessary for a fair presentation of the Company's financial position, the results of its operations and the change in its cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report to Shareholders.

Net income (loss) per common share is computed based on the weighted average number of common shares outstanding during each year. Per share earnings and weighted average shares of common stock for all periods presented reflect all stock dividends and splits. The exercise of stock options would not result in material dilution of earnings per share.


2.    Loan Portfolio

                                        March 31,            Dec. 31,
                                        1997                 1996


                                               (in thousands)
[S]                                    [C]                  [C]
Commercial                             $ 54,810             $ 54,240
Real estate:
Construction                              1,009                  820
Commercial mortgage                      59,983               59,283
Residential mortgage                     54,591               54,651
Consumer                                 68,732               65,686
                                       ________             ________
Total loans                             239,125              234,680

Allowance for loan losses                (4,698)              (4,696)
                                        ________             ________
Loans -net                             $234,427             $229,984

3.  Pending Merger

On April 8, 1997, the Company announced that it is a party to a definitive merger agreement (the "Agreement") pursuant to which Citizens Bank of Connecticut, a subsidiary of Citizens Financial Group, Inc., will acquire all of the outstanding shares of stock of the Company (other than certain shares to be canceled pursuant to the Agreement and any objecting shares) for $57.2 million, or $15.50 per share.

The acquisition, which is subject to shareholder and regulatory approval, will be the fourth Connecticut acquisition by Citizens since 1993 and the 11th overall in Citizens' four-state franchise. When completed, the acquisition will make Citizens Bank of Connecticut a $1.75 billion bank with 42 branch offices. Assuming the required approvals are obtained, the transaction is expected to be completed in the summer of 1997.

Citizens Financial Group, Inc. is a $16 billion financial services company headquartered in Providence, Rhode Island, with 250 offices operating as Citizens Bank in Connecticut, Massachusetts, New Hampshire and Rhode Island. Citizens is 76.5 percent owned by The Royal Bank of Scotland plc, with the remaining interest held by Bank of Ireland.

4.  New Accounting Pronouncements

In February, 1997, the FASB issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 provides accounting and reporting standards for the calculation of earnings per share intended to simplify the computation by replacing the presentation of primary earnings per share with the presentation of basic earnings per share. The Company will be required to adopt SFAS 128 in the fourth quarter of 1997. Had earnings per share for the quarter ended March 31, 1997 been computed in accordance with SFAS 128, basic and diluted earnings per share would have both been $.13 and basic and diluted earnings per share would have both been $.20 for the quarter ended March 31, 1996.

                          MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company earned net income, before tax, for the first three months ended March 31, 1997 of $807,000 as compared to $508,000 for the same 1996 period. This increase in pre-tax income can be primarily attributed to a $347,000 increase in net interest income and a $250,000 decrease in the provision for loan losses offset by a $233,000 increase in salaries and employee benefits.

Net income after tax was $484,000 for the first three months ended March 31, 1997 as compared to $734,000 for the same 1996 period. During the first quarter of 1997, the Company recognized an income tax expense of $323,000 as compared to the recognition of an income tax benefit for the same 1996 period. Because of improved operating performance and the anticipation of continued profitability, the Company had recorded income tax benefits during 1996 to reduce its valuation allowance on deferred tax assets. The Company has since returned to a fully taxable reporting basis.

The return on average assets was .6% for the three months ended March 31, 1997 compared to 1% for the same 1996 period. Net income was $.13 per share for the first quarter of 1997 as compared to $.20 per share for the first quarter of 1996.


NET INTEREST INCOME

Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and other borrowings.

Net interest income was $3,373,000 for the three month period ended March 31, 1997 as compared to $3,027,000 for the same 1996 period, an increase of $346,000. This increase in net interest income for the comparable three month period is primarily attributed to the growth of the Company's loan portfolio partially offset by increased interest expense related to deposits and other borrowings. Net interest margins for the three month periods ended March 31, 1997 and 1996 were 4.48% and 4.49%, respectively.

Total interest income increased $671,000 to $6,059,000 for the first three months in 1997 as compared to $5,388,000 for the same period in 1996. This can be primarily attributed to an increase in interest income derived from the Company's loan portfolio, from $4,427,000 for the first three months of 1996 to $5,029,000 for the same 1997 period. This $602,000 increase is primarily volume related. The Company's average net loans increased $31,927,000 or 16% to $235,138,000 in the first quarter of 1997 from
$203,211,000 in the first quarter of 1996.

Interest expense increased $324,000, to $2,686,000 for the first three months 1997 as compared to $2,362,000 for the same period in 1996. Total average interest bearing liabilities increased from $226,000,000 to $254,000,000, or $28,000,000, from the quarter ended March 31, 1996 to the quarter ended March 31, 1997. The Company's average interest rate on paying liabilities remained relatively stable increasing 7 basis points from 4.21% for the three months ended March 31, 1996 to 4.28% for the three months ended March 31, 1997.


                                     Three Months Ended March 31,
                                             (in thousands)
                                              (Unaudited)

                              1997                  |           1996
                                                    |
                    Average                Average  | Average             Average
ASSETS              Balance    Interest    Yield    | Balance    Interest  Yield
                                                    |
Investments:                                        |
 Held to Maturity,                                  |
 at amortized cost  $ 20,875   $  282      5.47%    |$ 23,832   $  329     5.56%
                                                    |
 Available for                                      |
 Sale(2)              44,378      684      6.25%    |  40,041      582     5.85%
                                                    |
Federal funds sold     5,052       64      5.17%    |   3,834       50     5.22%
                                                    |
Loans - net(1)       235,138    5,029      8.67%    | 203,211    4,427     8.76%
                    ________   ______      _____    |________   ______     _____
                                                    |
Total average                                       |
earning assets (1)  $305,443   $6,059      8.04%    |$270,918   $5,388     8.00%
                                                    |
INTEREST BEARING                                    |
LIABILITIES                                         |
____________________________                        |
Deposits:                                           |
                                                    |
NOW accounts        $ 40,235   $  148      1.49%    |$ 39,452   $  148     1.51%
                                                    |
Money markets         31,420      279      3.61%    |  28,970      239     3.31%
                                                    |
Savings deposits      32,168      210      2.64%    |  31,296      197     2.53%
                                                    |
Time deposits                                       |
under $100,000       115,666    1,582      5.55%    | 104,182    1,474     5.69%
                                                    |
Time deposits of                                    |
$100,000 or more      16,685      226      5.50%    |  14,626      198     5.46%
                    ________   ______      _____    |________   ______     _____
Total interest                                      |
bearing deposits    $236,174   $2,445      4.20%    |$218,526   $2,256     4.15%
                                                    |
Other borrowings      18,302      241      5.33%    |   7,214      106     5.91%
                    ________   ______      _____    |________   ______     _____
Total interest                                      |
bearing deposits                                    |
& other borrowings  $254,476   $2,686      4.28%    |$225,740   $2,362     4.21%
                                                    |
Net interest                                        |
income                         $3,373               |           $3,026
                                                    |
Interest rate                                       |
spread (1)                                 3.76%    |                      3.79%
                                                    |
Net interest                                        |
margin (1)                                 4.48%    |                      4.49%

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


OTHER INCOME

Other income increased slightly to $799,000 for the three month period ended
March 31, 1997 as compared to $787,000 for the same 1996 period. Service fees related to NOW and demand accounts, a major component of other income, increased
$47,000 or 9%, to $556,000 for the three months ended March 31, 1997 from $509,000 for the same 1996 period. This increase was partially offset by a decrease of $32,000 in loan placement fees, which are fees the Company earns on loans that are originated and subsequently sold to third parties, and miscellaneous loan fees, which are fees the Company earns in connection with closing loans. Loan placement fees and miscellaneous loan fees were $99,000 for the first three months of 1997 as compared to $131,000 for the same 1996 period.



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

The provision for loan losses charged against earnings in the first three months of 1997 was $326,000 compared with $576,000 in the same 1996 period. Net loan charge offs for the three months ended March 31, 1997 and 1996 were $324,000 and $1,305,000, respectively.

In establishing the allowance for loan losses, management has considered the possible deterioration of the collateral securing its past due loans. As of March 31, 1997, the Company's allowance for loan losses was $4,698,000, or 2.0% of total loans, as compared to $5,164,000, or 2.5%, as of March 31, 1996. The allowance for loan losses was $4,696,000, or 2.0% of total loans as of December
31, 1996. The ratio of the allowance for loan losses to nonaccrual and restructured loans and accruing loans past due 90 days or more was 65.3% as of March 31, 1997 as compared to 69.2% and 80.0% as of March 31, 1996 and December
31, 1996, respectively.

As of March 31, 1997, nonaccrual loans were $3,062,000 as compared with
$3,622,000 as of December 31, 1996 and $5,273,000 as of March 31, 1996. As of
March 31, 1997, approximately $2,600,142 of the loans in the nonaccrual portfolio were collateralized partially by commercial or residential real estate or business assets.  The Company believes that its allowance for loan losses is adequate to absorb any potential reduction of net carrying value in the nonaccrual portfolio.  The ratio of nonaccrual loans to total loans declined from 2.6% as of March 31, 1996 to 1.3% at March 31, 1997.

As of March 31, 1997, the Company's recorded investment in loans that are considered to be impaired under SFAS 114 was $2,548,000 of which $1,789,000 were on a nonaccrual status. The remaining $758,000 of loans classified as impaired, which are also classified as potential problem loans, have either experienced slight delinquency problems or collateral deterioration though the contractual terms of the loans continue to be met. The Company has also identified five additional problem loans in the amount of $316,990 as of March 31, 1997.
Potential problem loans are defined as loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. These accruing commercial loans have experienced frequent delinquency problems, 2 or more delinquencies between 60-89 days during the last seven quarterly periods. However, they continue to be less than 90 days delinquent as of March 31, 1997. If these credits continue to have financial difficulties, they could be classified as nonaccrual loans and become potential loan charge-offs in future quarterly periods.

At March 31, 1997, December 31, 1996 and March 31, 1996, the Company had restructured loans of $2,937,000, $1,580,000 and $1,650,000, respectively.
Interest income recorded on these loans during the three month periods ended
March 31, 1997 and 1996 was $31,000 and $32,000, respectively. The weighted average yield on restructured loans was 8.12% and 8.43% during the three months ended March 31, 1997 and 1996, respectively. If these loans had earned interest in accordance with their original terms, interest income for the first three months of 1997 and 1996 would have been $10,000 and $10,000 higher, respectively.

Management, after careful consideration of the above factors, is of the opinion that the allowance for loan losses as of March 31, 1997 is adequate. However, because the economic recovery in Connecticut appears to be progressing slower than in the nation it is difficult to predict how the future economy may impact the Company's loan customers. If economic conditions continue to slowly improve, management believes that the level of its nonaccrual loans could gradually decline during the next several quarterly periods. However, the level of the Company's nonperforming assets will continue to negatively impact the Company's profitability in future quarterly periods. The nature of the Connecticut economy will continue to influence the levels of loan charge-offs, nonaccrual loans and the allowance for loan losses, and management will appropriately adjust the allowance as considered necessary to reflect future changes in risk.

The following tables set forth quarterly information on nonperforming assets, restructured loans, accruing loans past due 90 days or more and loans charged-off for the quarterly periods from March 31, 1996 to March 31, 1997.


                                     ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                                 Quarter Ended

                                                 (in thousands)


                           March 31,    Dec. 31,     Sept. 30,     June 30,  March 31,
                           1997          1996        1996          1996      1996
Balance beginning
of period                  $4,696        $4,696      $4,723        $5,164     $5,893

Provision charged to
income                        326           362         500           526        576

Loans charged off:

 Commercial                   196           276         413           696      1,064

 Real Estate:
   Commercial Mtg.             70             0          33           182         15

   Residential Mtg.             2            13          48           108        133

 Consumer                     103           128         108           109        117
                           ______        ______      ______        ______    _______
Total Loans
charged-off                   371           417         602         1,095      1,329

Recoveries                     47            55          75           128         24
                           ______        ______     _______        ______    _______
Net loans
charged-off                   324           362         527           967      1,305
                           ______        ______      ______        ______     ______
Balance, end of period     $4,698        $4,696      $4,696        $4,723     $5,164

Ratios:
Net loans charged-off
to avg. loans               0.14%         0.16%       0.24%         0.46%      0.64%

Allowance for loan
losses to total loans       1.96%         2.00%       2.07%         2.22%      2.54%




NONACCRUAL LOANS, RESTRUCTURED LOANS
AND OTHER REAL ESTATE OWNED
(in thousands)

QUARTER ENDED             March 31,   Dec. 31,   Sept. 30,   June 30,    March 31,
                           1997         1996      1996        1996        1996

Nonaccrual loans:
Commercial                $   924     $ 1,005    $ 1,213     $ 1,665     $ 1,375

Real Estate:
  Commercial                1,769       2,255      2,316       2,336       3,140

  Residential                 110          99         99         185         520

Consumer                      259         263        266         266         238
                           ______      ______     ______      ______      ______
Total nonaccrual loans      3,062       3,622      3,894       4,452       5,273

Other Real Estate Owned-net   588         559        956       1,673       1,618
                           ______      ______     ______     _______     _______
Total nonperforming assets  3,650       4,181      4,850       6,124       6,890
                           ______      ______     ______     ________    _______

Restructured loans          2,937       1,580      1,592       1,622       1,650

Total nonperforming assets
& restructured loans      $ 6,587     $ 5,761    $ 6,442     $ 7,746     $ 8,540

Accruing loans past due
90 days or more:
Commercial                    142          97        514           5         215

Real Estate:
  Construction                  0           0          0           0          0

  Commercial                  260         103          0           0          0

  Residential                 473         346          0           0         199

Consumer                      318         125        142         151         126
                           ______      ______     ______      ______      ______
Total accruing loans past
due 90 days or more       $ 1,193     $   671    $   656     $   156     $   540


Allowance for loan losses $ 4,698     $ 4,696    $ 4,696     $ 4,723     $ 5,164

SFAS 114 impaired loans   $ 2,548     $ 2,507    $ 2,723     $ 2,997     $ 4,252

Ratio of nonperforming
assets to total assets       1.1%        1.2%       1.5%        2.0%        2.3%

Ratio of nonperforming
assets, restructured loans
& accruing loans past due
90 days or more to total
assets                       2.3%        1.9%       2.2%        2.5%        3.1%

Ratio of nonperforming
assets to total loans
and OREO                     1.5%        1.8%       2.1%        2.9%        3.4%

Ratio of nonperforming
assets, restructured loans,
and accruing loans past due
90 days or more to total
loans and OREO               3.3%        2.7%       3.1%        3.7%        4.5%

Ratio of allowance for loan
losses to nonaccrual loans,
restructured loans and
accruing loans past due
90 days or more             65.3%       79.9%      76.5%       75.8%       69.2%

Ratio of nonaccrual loans,
restructured loans and
accruing loans past due
90 days or more to
shareholders'equity and
allowance for loan losses   23.6%       19.4%      20.8%       29.3%       35.3%


OTHER REAL ESTATE OWNED

Other real estate owned (OREO) expense was $37,000 for the three month period ended March 31, 1997 as compared to $46,000 for the three months ended March 31, 1996. These expenses reflect losses on sales and writedowns on OREO properties and associated direct holding costs, such as property taxes, insurance and utilities. OREO holding costs were $26,000 and $25,000 for the three month periods ended March 31, 1997 and 1996, respectively.

The OREO balance as of March 31, 1997 is $588,000 and is comprised of nine properties and has increased $29,000 from December 31, 1996. The OREO portfolio consists of four residential properties, representing 69% of the total OREO portfolio, and three commercial properties which constitutes 20% of the total OREO portfolio. In addition, the Company has two parcels of land comprising the remaining 11% of the portfolio.

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

                                            OTHER REAL ESTATE OWNED
                                              QUARTERLY ANALYSIS
                                                 (in thousands)


                                                  QUARTER ENDED


DESCRIPTION                03/31/97    12/31/96   09/30/96    06/30/96  03/31/96
_________________________________________________________________________________
Beginning book value        $  558      $  956     $1,673      $1,617     $  614

Properties added                42         104          1         620      1,071

Proceeds from OREO sold                   (480)      (722)       (563)      (47)

(Losses)gains on
properties sold                            (22)         4          84        (8)


Property writedowns            (12)                               (85)      (13)
                            _______     _______    _______     _______   _______
Ending book value           $  588      $  558     $  956      $1,673     $1,617

OPERATING EXPENSES

Operating expenses increased $308,000, or 11%, from $2,730,000 for the three months ended March 31, 1996 to $3,038,000 for the same 1997 period. Salary and Employee Benefits, Occupancy and Other Expenses were primarily responsible for this increase in Operating Expenses.

Salary and Employee Benefits expense increased $233,000, or 17%, from $1,371,000 for the three month period ended March 31, 1996 to $1,604,000 for the comparable 1997 period. This increase can be primarily attributed to additional staffing requirements needed to maintain three new branch locations which were opened during 1996 and early 1997, one each in Milford, Branford and Guilford. The Company's full time equivalent positions as of March 31, 1997 are 154 as compared to 140 for March 31, 1996.

Occupancy expense also increased, from $354,000 for the first three months of 1996 to $390,000 for the same 1997 period. As with Salary and Employee Benefits, this increase can be attributed to the new branch locations.

Advertising expense increased $69,000 to $155,000 for the three month period ended March 31, 1997 as compared to $86,000 for the same 1996 period. Printing and Office Supplies and Telephone expense also increased during the first three months of 1997, to $139,000 from $111,000 for the same
1996 period. Effective the first quarter of 1996, the FDIC announced that it was lowering its deposit insurance premiums for banks. As a result, the Company's insurance expense decreased to $55,000 for the first three months of 1997 as compared to $107,000 for the same 1996 period. Consulting and Professional fees decreased to $87,000 for the first three months of 1997 as compared to $98,000 for the same 1996 period.

PROVISION (BENEFIT) FOR INCOME TAXES

During the first quarter of 1997, the Company recognized an income tax expense of $323,000 as compared with the recognition of an income tax benefit of $225,000 for the same period in 1996. Because of improved operating performance and anticipation of continued future profitability, the Company had recorded income tax benefits during 1996 to reduce its valuation allowance on deferred tax assets. The Company has since returned to a fully taxable reporting basis.

Gross deferred tax assets were approximately $11.2 million as of March 31, 1997. A valuation allowance of $2.2 million was established for a portion of the deferred tax assets. The net deferred tax assets, after valuation allowance, were $9 million as of March 31, 1997 and were included in other assets in the financial statements. The level of the valuation allowance is Management's best judgment regarding the amount and timing of future taxable income and established reversal patterns of temporary differences.

As a result of the Company's net operating losses in prior years, it has Federal and State net operating loss carryforwards of approximately $20 million (expiring 2010) and $21 million (expiring 2000), respectively, as of December 31, 1996. Such net operating loss carryforwards can be used to offset future taxable income based on Management's estimate of the amount of taxable income to be generated in future periods.


CAPITAL ADEQUACY

The Company and the Bank are subject to the capital adequacy rules of several regulators. Effective December 19, 1992, each federal banking agency issued final rules to carry out the "prompt corrective action" provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "Improvement Act"). The regulations adopted, among other things, defined capital measures and the capital thresholds for each of the five capital categories established in the statute and established a uniform schedule for the filing of capital restoration plans by undercapitalized institutions. The following table identifies generally the capital measures and thresholds defined under the FDIC and Federal Reserve Board rules.


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


The risk-based capital guidelines establish a measurement of capital adequacy by relating a banking organization's capital to its financial risks, both on- and off-balance sheet. The reporting of debt and equity securities (not held for trading activities or to maturity) for the purposes of calculating Tier 1 capital for the Company and the Bank differs from reporting under SFAS 115. Under final FDIC regulations, net unrealized losses for equity securities that are available for sale are included in the calculation of Tier 1 capital. All other net unrealized gains or losses on available for sale securities are excluded from the definition of Tier 1 capital. As of March 31, 1997, December 31, 1996 and March 31, 1996, the Company's total risk-based capitalratio was 9.78%, 9.56%, and 9.76%, respectively. The second capital measure is the Tier 1 risk-based ratio, which includes only core capital as it measures the relationship to risk-weighted assets. As of March 31, 1997, December 31, 1996 and March 31, 1996, the Company's Tier 1 risk-based ratio was 8.52%, 8.30%, and 8.49%, respectively. The third capital adequacy measure is the Tier 1 (or core) leverage capital (using the same definition of capital as used in the risk-based guidelines) to average total assets. The Company's Tier 1 leverage ratio was 5.94%, 5.75%, and 5.68% as of March 31, 1997,
December 31, 1996 and March 31, 1996, respectively. As of March 31, 1997, based on the above criteria, the Company and the Bank fall within the adequately capitalized category.


LIQUIDITY AND INTEREST RATE SENSITIVITY

The liquidity process is monitored by the Company's Asset Liability Committee ("ALCO"), which meets regularly to implement its asset/liability and funds
management policy.   ALCO's role is to evaluate liquidity and interest rate
risk and their impact on earnings. The Committee developed a reporting system that integrates the current interest rate environment of the national and local economies with the maturities and the repricing schedules of both the assets and liabilities of the Company. The objective of ALCO is to manage the Company's assets and liabilities to provide an optimum and stable net interest margin and to facilitate a constant level of net interest income.

The primary focus of the Company's liquidity management is to match cash inflows and outflows with funds provided by the Company's market for deposits and loans. The Company's objective is to maintain adequate cash which is invested in federal funds. During the first three months of 1997, the average balance of federal funds sold was $1,761,000. In the event the Company needs to borrow cash to manage its overnight position or short-term position, the Company can borrow approximately $10 million, as of March 31, 1997, on an overnight basis from the Federal Home Loan Bank of Boston ("FHLBB") and has access to a $1,000,000 federal funds line of credit with a commercial correspondent bank. As of March 31, 1997, the Company had $7,185,000 in outstanding overnight borrowings at the FHLBB. In addition, the Company has access to $10,000,000 in short-term funds via reverse repurchase agreements with a brokerage firm. The Company also has the ability to borrow term advances (from one week to twenty years) from the FHLBB. Its total advance line, including overnight borrowings from the FHLBB, is approximately $19,200,000 of which $16,892,000 was outstanding as of March
31, 1997. In order to utilize additional borrowing capacity from the FHLBB, additional shares of capital stock would need to be purchased. The
Company's investment portfolio also provides a secondary source of liquidity.

At March 31, 1997, the Company's liquidity ratio as defined by FDIC criteria is 24.53% compared to 26.96% and 28.26% as of December 31, 1996 and March 31, 1996. The liquidity ratio is defined as the total of net cash, short-term investments and other marketable assets, divided by total net deposits and short-term liabilities. Management believes that its liquidity position is adequate as of March 31, 1997.

The Company generated a negative aggregate cash flow of $2,910,000 for the three months ended March 31, 1997, as compared to a negative aggregate cash flow of $2,688,000 for the same 1996 period. Cash flows provided by operating activities were $798,000 and $886,000 for the three months ending March 31, 1997 and March 31, 1996, respectively. This slight decrease in net cash provided by operating activities was due in part to a reduction in the provision for loan losses and the net accretion of bond premiums and discounts offset by decreased net income as a result of the Company returning to a fully taxable status.
There was also a significant increase in interest receivable offset by an increase in other liabilities, mainly reserve for taxes.

During the first three months of 1997, net cash of $8,620,000 was used by financing activities as compared to $1,767,000 for the same 1996 period. The increase in cash used by financing activities in 1997 is primarily due to decreases in time deposits, federal funds purchased and securities sold under repurchase agreements. During the first three months of 1997, time deposits decreased $5,002,000 as compared to an increase of $4,056,000 for the same period in 1996. Federal Funds purchased and securities sold under repurchase agreements decreased by $4,164,000 for the first three months of 1997 as compared to increased by $300,000 for the same 1996 period. These decreases are due mainly to increase competition in the marketplace and a less aggressive pricing posture maintained by the Company.

Net cash provided by investing activities was $4,913,000 for the first three months of 1997 compared to net cash used by investing activities of $1,807,000 for the same 1996 period. This increase in cash as a result of investing activities was due primarily to a decrease in Federal Funds Sold resulting from an increase in short term cash needs to offset the declining deposit base as well as an increase in the dollar amount of net loans originated and matured. There was also a significant decline in the payments to acquire and improve other real estate owned. Net loans increased from $230,000,000 at March 31, 1996 to $234,000,000 as of March 31, 1997 while the ending balance on Other
Real Estate Owned remained relatively stable.

The table below compares rate sensitive assets and rate sensitive liabilities according to when they will mature and/or reprice after March 31, 1997. The comparison is expressed as a rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities) and an interest rate sensitivity gap ratio (i.e., the rate sensitivity gap as a percentage of rate sensitive assets). These measures are shown both for individual periods and cumulatively. In an increasing rate environment, asset sensitivity (i.e., a positive gap) enhances earnings potential, whereas liability sensitivity (i.e., a negative gap) negatively impacts earnings. The opposite results occur in a declining rate environment. It should be noted that the table does not necessarily indicate the impact of general interest rate movements on net interest margin since the Company's repricing of different assets and liabilities is also influenced by competitive pressures and the needs of the Company's customers.

As of March 31, 1997 the Company has a positive cumulative gap through a 90 day horizon. This results from having approximately 30% of the Company's loan portfolio available to reprice within thirty days. However, the Company becomes liability sensitive in the third month and remains so beyond one year, primarily due to its demand and savings accounts, which are considered relatively stable and not easily influenced by changes in interest rates. Cumulatively through one year, the Company has a negative gap position of $7,940,000, representing a negative 3% cumulative gap ratio.

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


                                            Interest Rate Sensitivity
                                                   Analysis
                                                (in thousands)


March 31, 1997          Month 1  Month 2   Month 3    Months     Months    Over     Total
                                                       4-6        7-12    1 Year
____________________________________________________________________________________________
Rate Sensitive Assets:
 Loans 1               $70,036    $4,476   $2,467    $10,765     $18,341 $126,532  $232,617
 Investments             4,088     2,001    4,233      3,604       6,987   44,013    64,926
                       _______    ______   ______     ______     _______  _______  ________
Total Rate
Sensitive Assets        74,124     6,477    6,700     14,369      25,328  170,545   297,543

Rate Sensitive
 Liabilities:
 Time deposits          15,636    11,126    8,441     19,238      33,013   40,325   127,779

 Other deposits         23,8612       73       73         37      23,857  129,8033  177,704
                       _______    ______   ______     ______      ______  _______   _______
Total Rate
Sensitive Liabilities   39,497    11,199    8,514     19,275      56,870  170,128   305,483
Net Gap                 34,627    (4,722)  (1,814)    (4,906)    (31,542)     417    (7,940)
                        ______    ______    _____     ______      ______  _______   ______
Cumulative Gap          34,627    29,905   28,091     23,185      (8,357)  (7,940)  (7,940)

Net Gap as % of total
rate sensitive assets      12%       -2%      -1%        -2%        -11%       0%      -3%

Cumulative Gap as %
of total rate sensitive
assets                     12%       10%       9%         8%         -3%      -3%      -3%


1 Excludes nonaccrual loans

2 Includes borrowings

3 The Company has assumed that 90% of demand and savings deposits will not be withdrawn in less than one year based on its analysis of Bank and industry experiences for the rate of runoff of such deposits.

REGULATORY MATTERS

The Federal Deposit Insurance Corporation ("FDIC"), after completion of a joint examination of the Bank with the Connecticut Banking Department as of December
31, 1995, has removed its Memorandum of Understanding (the "Memorandum"), issued on May 16, 1995.  The Memorandum required, among other things, that the Bank achieve certain Tier 1 leverage and total risk based capital requirements.  The
Bank was required to have a Tier 1 leverage capital ratio of at least 5% by June
30, 1996 and 6% by June 30, 1997.  Also, the Bank was required to maintain a total risk-based capital ratio of at least 8% throughout the existence of the
Memorandum.  As of September 30, 1995, the Bank met the first capital target identified in the Memorandum, as its Tier 1 leverage capital and total risk-based capital ratios were 5.0% and 8.8%, respectively.  As of March 31, 1997, the
Bank's Tier 1 leverage capital and total risk-based capital ratios are 5.9% and
9.7%.  The Company anticipates that it will achieve the second Tier 1 leverage capital ratio requirement, 6%, through future earnings.  In removing the
Memorandum, the FDIC and the Company have agreed that the Company will continue efforts towards meeting the capital goals outlined in the Memorandum, notify the
State regulators prior to paying dividends, and establish a goal for the end of
1997 that classified assets will be equal to 30% of total capital and eligible reserves.


RECENT DEVELOPMENTS

On April 8, 1997, the Company announced that it is a party to a definitive merger agreement (the "Agreement") pursuant to which Citizens Bank of Connecticut, a subsidiary of Citizens Financial Group, Inc., will acquire all of the outstanding shares of stock of the Company (other than certain shares to be canceled pursuant to the Agreement and any objecting shares) for $57.2 million, or $15.50 per share.

The acquisition, which is subject to shareholder and regulatory approval, will be the fourth Connecticut acquisition by Citizens since
1993 and the 11th overall in Citizens' four-state franchise. When completed, the acquisition will make Citizens Bank of Connecticut a $1.75 billion bank with 42 branch offices. Assuming the required approvals are obtained, the transaction is expected to be completed in the summer of 1997.

Citizens Financial Group, Inc. is a $16 billion financial services company headquartered in Providence, Rhode Island, with 250 offices operating as Citizens Bank in Connecticut, Massachusetts, New Hampshire and Rhode Island.
Citizens is 76.5 percent owned by The Royal Bank of Scotland plc, with the remaining interest held by Bank of Ireland.


PART II -              OTHER INFORMATION

ITEMS 1-5              Not applicable.

ITEM 6                 Exhibits and Reports on Form 8-K:

(a) Exhibits- Exhibit 27 - Financial Data Schedule.

(b) Reports on Form 8-K - A Current Report on Form 8-K, dated April 8, 1997, was filed on April 21, 1997. The Filing reported on Item 5, "Other Events."

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    May 14, 1997     /s/ F. Patrick McFadden, Jr.

                          F. Patrick McFadden, Jr.
                          President/Chief Executive Officer



Date:  May 14, 1997       /s/ John F. Trentacosta

                          John F. Trentacosta
                          Executive Vice President/Chief Financial Officer


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 14, 1997
                            F. Patrick McFadden, Jr.
                            President/Chief Executive Officer



Date:  May 14, 1997
                            John F. Trentacosta
                            Executive Vice President/Chief Financial Officer

