Form 10-Q
period 1997-06-30
BNH BANCSHARES INC
filed 1997-08-12
CIK 764205

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended JUNE 30, 1997
                                         -------------
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from__________to_____________

                         Commission File Number 0-14018

                              BNH BANCSHARES, INC.
             (Exact Name of Registrant as Specified in Its Charter)


        CONNECTICUT                               06-1126899
(State or Other Jurisdiction                  (I.R.S. Employer
 of Incorporation or Organization)           Identification No.)


          209 CHURCH STREET, NEW HAVEN, CONNECTICUT 06510
              (Address of Principal Executive Offices)

Registrant's Telephone Number, Including Area Code (203) 498-3500


Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report: NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES  [X]       NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       CLASS                                    August 12, 1997
  Common Stock (no par value)                         3,691,081

BNH BANCSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements:                                        Page

Consolidated Statement of Financial Position as of June 30, 1997
and December 31, 1996                                                   3

Consolidated Statement of Operations for the three and six
months ended June 30, 1997 and June 30, 1996                            4

Consolidated Statement of Changes in Shareholders' Equity for the
six months ended June 30, 1997 and June 30, 1996                        5

Consolidated Statement of Cash Flows for the six months   ended
June 30, 1997 and June 30 1996                                          6

Notes to Consolidated Financial Statements                              7



Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations                                     9


Part II.  Other Information
Items 1-3 Not Applicable                                               26

Item 4    Submission of Matters to a Vote of Security Holders          26

Item 5    Not Applicable                                               27
Item 6    Exhibits and Reports on Form 8-K                             27
          SIGNATURES                                                   28

                              BNH BANCSHARES, INC.

                 CONSOLIDATED STATEMENT OF FINANCIAL POSITION



ASSETS                                   June 30, 1997         Dec. 31, 1996
----------------------------------------------------------------------------
                                         (unaudited)
Cash and due from banks                 $ 20,600,325          $ 21,043,918
Federal funds sold                         7,900,000            10,700,000
Investment securities:
 Held to Maturity, at amortized cost      20,570,483            21,546,034
 Available for Sale, at market value      43,910,947            42,439,947
 Loans net of unearned discount          246,672,076           234,679,749
 Less allowance for loan losses           (4,693,414)           (4,695,681)
                                      --------------------------------------

Loans - net                              241,978,662           229,984,068

Property and equipment-net                 4,884,058             4,335,019
Accrued interest receivable                2,324,583             2,159,525
Other real estate owned                      513,396               558,706
Other assets                               9,612,449             9,462,190
                                      ======================================
TOTAL                                   $352,294,903          $342,229,407
                                      ======================================

LIABILITIES AND
 SHAREHOLDERS' EQUITY
--------------------------------

Deposits:
 Demand deposits                        $ 59,987,572          $ 58,108,856
 NOW accounts                             47,381,668            43,948,468
 Money market accounts                    34,722,189            30,709,756
 Savings deposits                         34,224,946            32,344,788
 Time deposits under $100,000            117,156,276           117,008,717
 Time deposits $100,000 or more           17,648,314            16,803,504
                                      --------------------------------------
Total deposits                           311,120,965           298,924,089

Federal Funds purchased and
securities sold under
repurchase agreement                         560,919             4,740,797
FHLB Advances                             12,488,976            11,922,273
Accrued interest payable                     433,272               434,339
Other liabilities                          1,153,742               596,624
                                      --------------------------------------
Total liabilities                        325,757,874           316,618,122
                                      --------------------------------------

Shareholders' equity:
Common stock, $.01 stated
value, authorized
30,000,000 issued 3,695,352 shares            36,953                36,953
Capital surplus                           47,718,180            47,717,466
Undivided profit/(loss)                  (20,636,260)          (21,597,946)
Net unrealized losses on
securities                                  (334,673)             (298,017)
Treasury stock (4,776 shares)               (247,171)             (247,171)

                                    ----------------------------------------
Total shareholders' equity                26,537,029            25,611,285
                                    ========================================
TOTAL                                   $352,294,903          $342,229,407
                                    ========================================


See accompanying Notes to Consolidated Financial Statements.

                              BNH BANCSHARES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)


                         Three Months Ended June 30,  Six Months Ended June 30,
                                   1997        1996        1997        1996
                           ----------------------------------------------------

INTEREST INCOME:
Loans                         $5,288,719 $4,483,177    $10,317,766  $8,910,408
Investment securities:
 Held to maturity                282,081    323,555        563,860     652,908
 Available for sale              680,784    617,587      1,363,567   1,199,710
Federal funds sold                37,715     38,853        103,018      88,587

                           ----------------------------------------------------
Total interest income          6,289,299  5,463,171     12,348,211  10,851,613


INTEREST EXPENSE:
Time deposits $100,000 or more   234,352    197,734        460,630     396,191
Time deposits under $100,000   1,566,062  1,494,126      3,148,185   2,968,131
Other deposits                   692,417    588,905      1,329,125   1,172,376
Other borrowings                 203,029    107,978        443,619     213,929
                           ----------------------------------------------------
Total interest expense         2,695,860  2,388,745      5,381,560   4,750,627
                           ----------------------------------------------------
NET INTEREST INCOME            3,593,439  3,074,425      6,966,651   6,100,986
PROVISION FOR LOAN LOSSES       (325,000)  (526,000)      (651,000) (1,102,000)
                           ----------------------------------------------------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES     3,268,439  2,548,425      6,315,651   4,998,986

OTHER INCOME:
Service charges                  568,582    549,556      1,124,454   1,058,369
Other income                     277,381    303,961        520,104     575,682
Net gain on investment
securities                             0          0              0       7,242
                           ----------------------------------------------------
Total other income               845,963    853,517      1,644,558   1,641,293
                           ----------------------------------------------------

OPERATING EXPENSES:
Salaries and employee
benefits                       1,675,635  1,440,006      3,280,048   2,811,346
Occupancy                        398,878    318,218        788,752     672,646
Advertising and promotion        151,907    140,808        307,331     226,432
Office stationery and
supplies                         104,726     83,633        196,879     159,291
Examination and
professional fees                177,079    182,046        382,153     383,467
Insurance                         64,172    108,303        120,032     215,276
Other real estate owned           16,891     20,182         54,340      66,426
Other                            729,819    572,626      1,227,965   1,060,965
                           ----------------------------------------------------
Total operating expenses       3,319,107  2,865,822      6,357,499   5,595,849
                           ----------------------------------------------------
NET INCOME BEFORE INCOME
TAXES                           $795,295  $536,120      $1,602,709  $1,044,430
                           ----------------------------------------------------
PROVISION(BENEFIT) FOR
INCOME TAXES                     318,058  (235,000)        641,024    (460,500)
                           ----------------------------------------------------
NET INCOME                      $477,238  $771,120        $961,686  $1,504,930
                           ====================================================

NET INCOME PER COMMON              $0.13     $0.21           $0.26       $0.41
SHARE

Weighted average number
of common shares outstanding
during the period              3,690,576 3,688,307       3,690,576   3,687,378



See accompanying Notes to Consolidated Financial Statements.

                              BNH BANCSHARES, INC.
         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)

                                               June 30, 1997  June 30, 1996
                                               ------------------------------
SHAREHOLDERS' EQUITY at beginning of period    $25,611,285   $15,592,723
COMMON STOCK
 Net proceeds of stock options exercised                 1            20
CAPITAL SURPLUS
 Net proceeds of stock options exercised               713        11,100
UNDIVIDED LOSSES
 Net Income                                        961,686     1,504,930
 Unrealized depreciation on investment
 securities available for sale                     (36,656)     (567,326)
                                               ------------------------------
SHAREHOLDERS' EQUITY at end of period          $26,537,029   $16,541,447
                                               ==============================


See accompanying Notes to Consolidated Financial Statements.

                              BNH BANCSHARES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                             Six months ended June 30,

                                             1997                 1996
                                        -------------------------------------

OPERATING ACTIVITIES
Net profit                               $  961,686         $1,504,930
Adjustments for items not affecting
cash:
Provision for loan losses                   651,000          1,102,000
Depreciation and amortization of
property and equipment                      306,613            226,286
Net accretion of bond premiums and
discounts                                   (35,350)          (132,552)
(Gain)loss from the sale of available
for sale securities                               0             (7,242)
Loss/writedown on other real estate owned     3,982             22,077
Decrease in interest receivable            (165,058)           (27,399)
Increase(decrease) in interest payable       (1,067)            15,613
Other,net                                   407,574           (579,754)
                                        -------------------------------------
Net cash provided by operating
activities                                2,129,380          2,123,959
                                        -------------------------------------

FINANCING ACTIVITIES
Net increase in demand, NOW, money
market and savings accounts              11,204,506          3,914,002
Net increase in time deposits               992,369          4,919,321
Net decrease in federal funds
purchased and securities sold
under repurchase agreements              (4,179,878)                 0
Proceeds from FHLB advances                 566,703          2,295,952
                                        ---------------------------------
Net cash provided by financing
activities                                8,583,700         11,129,275
                                        ---------------------------------

INVESTING ACTIVITIES
Net decrease in federal funds sold        2,800,000            550,000
Maturities of securities held to
maturity                                  1,010,000                  0
Maturities of securities available for
sale                                      2,500,000         17,049,185
Purchase of securities available for
sale                                     (4,006,754)       (16,351,781)
Proceeds from the sale of available
for sale securities                               0             10,392
Net loans originated and matured        (12,645,594)       (10,847,063)
Proceeds from sale of other real
estate owned                                 86,448            609,981
Purchase/capitalization of OREO
property                                    (45,121)        (1,690,352)
Purchase of property and equipment         (855,652)          (209,088)
                                        -------------------------------------
Net cash used by investing activities   (11,156,673)       (10,878,726)
                                        -------------------------------------
(Decrease)increase in cash                 (443,593)         2,374,508
Cash and due from banks at beginning
of year                                  21,043,918         19,818,406
                                        =====================================
Cash and due from banks at end of
period                                  $20,600,325        $22,192,914
                                        =====================================

Cash paid for:
 Interest expense                       $ 5,382,626        $ 4,735,012
 Income taxes                           $    80,000        $    15,500
-----------------------------------------------------------------------------
Non-cash transfers from loans receivable to other real estate owned were $42,000 and $575,126, for the six months ending June 30, 1997 and 1996, respectively.

There were no cash transfers from other real estate owned to loans receivable for the six months ended June 30, 1997 and 1996.


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

      Net income per common share is computed based on the weighted average number of common shares outstanding during each year. Per share earnings and weighted average shares of common stock for all periods presented reflect all stock dividends and splits. The exercise of stock options would not result in material dilution of earnings per share.


      2.   Loan Portfolio

                               June 30,       Dec. 31,
                                 1997           1996
                               (dollars in thousands)

      Commercial               $ 52,869       $ 54,240
      Real estate:
       Construction               1,180            820
       Commercial mortgage       59,749         59,283
       Residential mortgage      55,844         54,651
      Consumer                   77,030         65,686
                              ---------       --------

      Total loans               246,672        234,680

      Allowance for loan losses  (4,693)       ( 4,696)
                                --------      ---------

      Loans - net              $241,979       $229,984
                               =========      ========

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

      The acquisition, which is subject to shareholder and regulatory approval, will be the fourth Connecticut acquisition by Citizens since 1993 and the 11th overall in Citizens' four-state franchise. When completed, the acquisition will make Citizens Bank of Connecticut a $1.75 billion bank with 42 branch offices. The Company's shareholders will vote on the merger at a special meeting of shareholders to be held August 14, 1997. Assuming the required approvals are obtained, the transaction is expected to be completed during the last week of August, 1997.

      Citizens Financial Group, Inc. is a $16 billion financial services company headquartered in Providence, Rhode Island, with 250 offices operating as Citizens Bank in Connecticut, Massachusetts, New Hampshire and Rhode Island. Citizens is 76.5 percent owned by The Royal Bank of Scotland plc, with the remaining interest held by The Governor and Company of the Bank of Ireland.

      4.   New Accounting Pronouncements

      In February, 1997, the FASB issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 provides accounting and reporting standards for the calculation of earnings per share intended to simplify the computation by replacing the presentation of primary earnings per share with the presentation of basic earnings per share. The Company will be required to adopt SFAS 128 in the fourth quarter of 1997. Had earnings per share for the quarter ended June 30, 1997 been computed in accordance with SFAS 128, basic and diluted earnings per share would have both been $.13, and basic and diluted earnings per share would have both been $.21 for the quarter ended June 30, 1996.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The Company earned income before tax for the six months ending June 30, 1997 of $1,603,000 compared with $1,044,000 for the same period last year. Net income for the six months ending June 30, 1997 was $962,000, or $.26 per share, compared with $1,505,000, or $.41 per share, for the same period last year. The Company earned income before tax for the three months ending June 30, 1997 of $795,000, or $.22 per share, compared with $536,000, or $.15 per share, for the same period last year. Net income for the three months ending June 30, 1997 was $477,000, or $.13 per share, compared with $771,000, $.21 per share, for the same period last year.

      During the first six months of 1997, the Company, as a result of returning to a fully taxable reporting basis due to improved operating performance, recorded a provision for income taxes of $641,000 compared to a benefit recorded during the same 1996 period of $461,000. The income tax provision was $318,000 for the three month period ending June 30, 1997 as compared to a recorded benefit of $235,000 for the same period in 1996.

      The primary reason for the improvement in both quarterly and year to date pretax earnings when comparing the periods ending June 30, 1997 with the same periods last year was an increase in net interest income and lower loan loss provisions partially offset by increased operating expenses. The Company's net interest income increased $866,000, or 14%, from $6,101,000 for the six months ending June 30, 1996 to $6,967,000 for the same period in 1997. The Company's net interest income also increased $519,000, or 17%, from $3,074,000 for the three months ending June 30, 1996 to
      $3,593,000 for the same period in 1997. The increase in net interest income can primarily be attributed to an overall increase in loan volume. Total loans were $213,071,000 as of June 30, 1996, $234,680,000 as of
      December 31, 1996 and $246,672,000 as of June 30, 1997. As a result of an improvement in asset quality, the Company's quarterly provisions for loan losses have been lower in 1997 as compared with the prior year. The loan loss provision for the six months ending June 30, 1997 was $651,000 compared with $1,102,000 for the same 1996 period. The loan loss provision for the three months ending June 30, 1997 was $325,000 compared with $526,000 for the same 1996 period. The Company's operating expenses increased $761,000, or 14%, from $5,596,000 for the six months ending June 30, 1996 compared with $6,357,000 for the same period in 1997. The Company's operating expenses increased $453,000, or 16%, from $2,866,000 for the three months ending June 30, 1996 compared with $3,319,000 for the same period in 1997. This was primarily due to increased staffing, occupancy and other expenses related to operating three additional branches as well as costs associated with an increased level of loan production.

      The return on average assets was .50% for the six months ending June 30, 1997 compared to 1.00% for the same 1996 period. Net income was

     $0.13 for the three months ended June 30, 1997 compared with $0.21 per share for the three months ended June 30, 1996. Net income was $0.26 per share for the six months ended June 30, 1997 compared with $0.41 per share for the same 1996 period. All per share data has been adjusted for a reverse stock split which occurred during the second quarter of 1996.


      NET INTEREST INCOME

      Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and other borrowings.

      Net interest income was $6,967,000 for the six month period ended June 30, 1997 compared to $6,101,000 for the same 1996 period, representing an increase of $866,000, or 14%. Net interest income was $3,593,000 for the three month period ended June 30, 1997 compared to $3,074,000 for the same 1996 period, representing an increase of $519,000, or 17%. The increase in net interest income for both the three and six month comparative periods is primarily attributed to higher levels of average loans partially offset by a proportionately smaller increase in the levels of average paying liabilities. Yields on average paying assets increased 20 basis points when comparing the three month periods ended June 30, 1997 and June 30, 1996, and increased by 12 basis points when comparing the respective six month periods.

      Interest income increased to $12,348,000 for the six months ended June 30, 1997 from $10,852,000 for the same 1996 period, an increase of $1,496,000, or 14%. Interest income increased to $6,289,000 for the three months ended June 30, 1997 from $5,463,000 for the same 1996 period, an increase of $826,000, or 15%. The Company's average earning assets increased to $308,019,000 for the six months ended June 30, 1997 from $274,257,000 for the same 1996 period, or 12%. The increase in interest income can be primarily attributed to an increase in both the average loan and investment portfolios.

      Interest expense increased to $5,382,000 for the six months ended June 30, 1997 from $4,751,000 for the same 1996 period, an increase of $631,000, or 13%. Interest expense increased to $2,696,000 for the three months ended June 30, 1997 from $2,389,000 for the same 1996 period, an increase of $307,000, or 13%. This increase reflects the growth in average paying liabilities and their associated interest rates from June 30, 1996 to June 30, 1997. Average paying liabilities increased to $255,000,000 for the six months ended June 30, 1997 from $228,000,000 for the same period in 1996, an increase of $27,000,000, or 12%. The Company's average interest rate on paying liabilities increased 7 basis points from 4.18% for the six months ended June 30, 1996 to 4.25% for the six months ended June 30, 1997.

                              Three Months Ended June 30,
                                (dollars in thousands)
                                      (unaudited)

                          1997              |            1996

ASSETS           Average           Average  |  Average              Average
                 Balance  Interest Yield       Balance   Interest   Yield

Investments:
 Held to Maturity, at
amortized cost   $ 20,566 $  282  5.50%     |  $ 23,834  $    323   5.46%

 Available
for Sale(2)        44,242    680  6.16%     |    42,055       618   5.91%

Federal funds sold  2,884     38  5.35%     |     2,920        39   5.35%

Loans - net(1)    242,904  5,289  8.73%     |   208,789     4,483   8.64%
                 -------- ------  -----        --------  --------   -----
Total average                               |
earning assets
(1)              $310,597 $6,289  8.12%     |  $277,598  $  5,463   7.92%
                 ======== ======  =====        ========  ========   =====

INTEREST
BEARING
LIABILITIES

Deposits:
 NOW accounts    $ 42,694  $ 160    1.50%   |   $40,590  $    151   1.50%

 Money markets     34,243    310    3.63%   |    29,039       244   3.37%

 Savings           33,783    223    2.65%   |    30,384       194   2.57%
deposits

 Time deposits
under $100,000    113,659  1,566    5.53%   |   109,225     1,494   5.50%

 Time deposits
of $100,000
or more            17,171    234    5.47%   |    14,629       198   5.44%
                 --------    ---    -----      --------  --------   -----
Total interest
bearing deposits $241,550 $2,493    4.14%   |  $223,867  $  2,281   4.10%

Other borrowings   14,086    203    5.78%   |     7,705       108   5.64%
                 -------- ------    -----      --------  --------   -----

Total interest
bearing deposits
& other
borrowings       $255,636 $2,696    4.23%    | $231,572  $  2,389   4.15%
                 ======== =======   =====      ========  ========   =====

Net interest
income                    $3,593             |             $3,074
                          ------                           ------

Interest rate
spread (1)                         3.89%     |                      3.77%
                                   -----                            -----

Net interest
margin (1)                         4.64%     |                      4.45%
                                   -----                            -----


==============================================================================

(1) Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities (which do not include non-interest bearing demand accounts), and net interest margin represents net interest income as a percentage of average interest-earning assets, including the average daily amount of nonperforming loans.

(2) The average balance and related weighted average yield calculations are based on average historical amortized cost for period presented.
==============================================================================

                                 Six Months Ended June 30,
                                  (dollars in thousands)
                                        (unaudited)

                          1997               |            1996

                 Average           Average   |  Average              Average
ASSETS           Balance  Interest Yield     |  Balance   Interest   Yield

Investments:

 Held to
Maturity,
at amortized
cost             $ 20,720  $  564  5.49%     |  $ 23,833  $    653   5.51%

 Available
for Sale(2)        44,310   1,363  6.21%     |    41,048     1,200   5.88%

 Federal funds
sold                3,968     103  5.24%     |     3,377        89   5.28%

Loans - net(1)    239,021  10,318  8.70%     |   206,000     8,910   8.70%
                 --------  ------  -----        --------  --------   -----
Total average                                |
earning assets
(1)              $308,019 $12,348  8.08%     |  $274,258  $ 10,852   7.96%
                 ======== =======  =====        ========  ========   =====

INTEREST BEARING
LIABILITIES

Deposits:
 NOW accounts    $ 41,465 $   307  1.49%     |  $ 40,021  $    299   1.50%

 Money markets     32,831     589  3.62%     |    29,004       483   3.35%

 Savings
deposits           32,975     432  2.64%     |    30,840       391   2.55%

 Time deposits                               |
under  $100,000   114,663   3,148  5.54%         106,703     2,968   5.59%

 Time deposits                               |
of $100,000
or more            16,928     461  5.49%     |    14,628       396   5.45%
                 --------  ------  -----        --------  --------   -----

Total interest
bearing deposits $238,862 $ 4,937  4.17%     |  $221,196  $  4,537   4.12%

Other borrowings   16,194     444  5.52%     |     7,460       214   5.77%
                 --------  ------  -----        --------  --------   -----

Total interest
bearing deposits
& other
borrowings       $255,056 $ 5,381  4.25%     |  $228,656  $  4,751   4.18%
                 ======== ======== =====        ========  ========   =====

Net interest
income                    $ 6,967            |            $  6,101
                          -------                         --------

Interest rate
spread (1)                         3.83%     |                       3.78%
                                   -----                             -----

Net interest
margin (1)                         4.56%     |                       4.47%
                                   -----                             -----


==============================================================================

(1) Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities (which do not include non-interest bearing demand accounts), and net interest margin represents net interest income as a percentage of average interest-earning assets, including the average daily amount of nonperforming loans.

(2) The average balance and related weighted average yield calculations are based on average historical amortized cost for period presented.
==============================================================================

      OTHER INCOME

      Other income increased marginally to $1,644,000 for the first six months of 1997 as compared to $1,641,000 for the same period in 1996. Service charges assessed against customer accounts, a major component of other income, increased $66,000 to $1,124,000 for the first six months of 1997 as compared to $1,058,000 for the same 1996 period. Mortgage placement fees, which are fees the company earns for originating residential first mortgage loans, increased $14,000 to $159,000 for the first six months of 1997 as compared to $145,000 for the same period in 1996. ATM fees, which are fees assessed by the Company to process automated teller machine transactions, increased $20,000 to $74,000 for the period ended June 30, 1997 as compared to $54,000 for the period ended June 30, 1996. Increases in service charges, mortgage placement and ATM fees were partially offset by decreases in fees earned on installment loan placements and miscellaneous loan fees. Installment loan placement fees, which are fees the Company earns for originating installment loans, decreased $14,000 to $89,000 for the first six months of 1997 as compared to $103,000 for the same 1996 period. Miscellaneous loan fees, various charges assessed to approve, process and service loan products, decreased $83,000 to $23,000 for the first six months of 1997 as compared to $106,000 for the same 1996 period.


      PROVISION FOR LOAN LOSSES

      The provision for loan losses charged to operations reflects management's analysis of the loan portfolio and determination of an adequate allowance for loan losses to provide for probable losses in the loan portfolio. The potential for loss in the portfolio reflects the risks and uncertainties inherent in the extension of credit.

      The determination of the adequacy of the allowance for loan losses is based upon management's assessment of risk elements in the portfolio, factors affecting loan quality and assumptions about the economic environment in which the Company operates. The Company utilizes a loan grading system, based upon FDIC parameters, and utilizes that assessment of the overall quality of the loan portfolio in the process of determining an adequate allowance for loan loss level. This system involves an ongoing review of the commercial and real estate loan portfolios, with added emphasis on the Company's larger commercial credits and nonperforming loans. Various factors are involved in determining the loan grade, including the cash flow and financial status of the borrower, the existence and nature of collateral, and general economic conditions and their impact on the borrower's industry. These reviews are dependent upon estimates, appraisals and judgments, which can change quickly due to economic conditions and the Company's perceptions as to how these conditions affect the collateral securing its current and past due loans as well as the borrower's economic prospects. In each reporting period, the allowance for loan losses is reviewed based on the most recent loan grading data and is adjusted to the amount deemed necessary, in the Company's judgment, to maintain adequate allowance for loan loss levels.

      The provision for loan losses charged against earnings in the first six months of 1997 was $651,000 compared with $1,102,000 in the same 1996 period. Net loan charge-offs for the six months ended June 30, 1997 and 1996 were $653,000 and $2,272,000, respectively. The provision for loan losses charged against earnings in the second quarter of 1997 was $325,000 compared with $526,000 in the same 1996 period. Net loan charge-offs for the three months ended June 30, 1997 and June 30, 1996 were $330,000 and $967,000, respectively.

      In establishing the allowance for loan losses, management has considered the possible deterioration of the collateral securing its past due loans. As of June 30, 1997, the Company's allowance for loan losses was $4,693,000, or 1.97% of total loans, as compared to $4,723,000, or 2.2% of total loans, as of June 30, 1996. The allowance for loan losses was $4,696,000, or 2.0% of total loans, as of December 31, 1996. The ratio of the allowance for loan losses to nonaccrual and restructured loans and accruing loans past due 90 days or more was 70.8% as of June 30, 1997 as compared to 79.9% and 75.8% as of December 31, 1996 and June 30, 1996, respectively.

      As of June 30, 1997, nonaccrual loans were $3,649,000 as compared with $5,761,000 as of December 31, 1996, and $4,452,000 as of June 30, 1996. As
      of June 30, 1997, approximately $3,206,000 of the loans in the nonaccrual portfolio were collateralized partially by commercial or residential real estate or business assets and approximately $443,000 of nonaccrual loans were unsecured. The Company believes that its allowance for loan losses is adequate to absorb any potential reduction of the net carrying value in the nonaccrual portfolio. The ratio of nonaccrual loans to total loans declined from 2.1% at June 30, 1996 to 1.5% at June 30, 1997.

      Management, after careful consideration of the above factors, is of the opinion that the allowance for loan losses as of June 30, 1997 is adequate. Although the economy in Connecticut has improved, it is difficult to predict how the future economy may impact the Company's loan customers. If economic conditions continue to improve during 1997, management believes that the level of its nonaccrual loans will continue to decline during the next several quarterly periods. However, the level of the

      Company's nonperforming assets will continue to negatively impact the Company's profitability in future quarterly periods. The nature of the Connecticut economy will continue to influence the levels of loan charge-offs, nonaccrual loans and the allowance for loan losses, and management will appropriately adjust the allowance as considered necessary to reflect future changes in risk.

      The following tables set forth quarterly information on nonperforming assets, restructured loans, accruing loans past due 90 days or more and loans charged-off for the quarterly periods from June 30, 1996 to June 30, 1997.

                      ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                             (dollars in thousands)

                     June 30,    Mar. 31,   Dec. 31,   Sept. 30,  June 30,
QUARTER ENDED          1997        1997       1996       1996       1996

Balance beginning
of period            $ 4,698     $ 4,696    $ 4,696    $ 4,723    $ 5,164

Provision charged to
income                   325         326        362        500        526
Loans charged off:
 Commercial               94         196        276        413        696
 Real Estate:
   Commercial Mtg.       125          70          0         33        182
   Residential Mtg.       36           2         13         48        108
 Consumer                181         103        128        108        109
                     -------     -------    -------    -------    -------
Total Loans
Charged-off              436         371        417        602      1,095
Recoveries               106          47         55         75        128
                     -------     -------    -------    -------    -------
Net loans
charged-off              330         324        362        527        967
                     -------     -------    -------    -------    -------
Balance, end of
period               $ 4,693     $ 4,698    $ 4,696    $ 4,696    $ 4,723
                     =======     =======    =======    =======    =======
Ratios:
Net loans
charged-off to avg.
loans                  0.14%       0.14%      0.16%      0.24%      0.46%
Allowance for loan
losses to total
loans                  1.90%       1.96%      2.00%      2.07%      2.22%

                      NONACCRUAL LOANS, RESTRUCTURED LOANS
                           AND OTHER REAL ESTATE OWNED
                             (dollars in thousands)


QUARTER ENDED            June 30,  Mar. 31, Dec. 31,  Sept. 30,  June 30,
                           1997      1997     1996       1996      1996
Nonaccrual loans:
  Commercial          $   1,064  $    924 $  1,005   $  1,213  $  1,665
  Real Estate:
    Commercial            1,757     1,769    2,255      2,316     2,336
    Residential             538       110       99         99       185
  Consumer                  290       259      263        266       266
                      ---------  -------- --------   --------  --------
Total nonaccrual
loans                     3,649     3,062    3,622      3,894     4,452

Other Real Estate
Owned-net                   513       588      559        956     1,673
                      ---------  -------- --------   --------  --------

Total nonperforming
assets                    4,163     3,650    4,181      4,850     6,124
Restructured loans        2,666     2,937    1,580      1,592     1,622
                      ---------  -------- --------   --------  --------
Total nonperforming
assets &
restructured loand    $   6,828  $  6,587 $  5,761   $  6,442  $  7,746
                      =========  ======== ========   ========  ========

Accruing loans past
due 90 days or more:
  Commercial                  0       142       97        514         5
  Real Estate:
    Construction              0         0        0          0         0
    Commercial                0       260      103          0         0
    Residential             112       473      346          0         0
  Consumer                  199       318      125        142       151
                      ---------  -------- --------   --------  --------
Total accruing loans
past due 90 days or
more                  $     311  $  1,193 $    671   $    656  $    156
                      =========  ======== ========   ========  ========

Allowance for loan
losses                $   4,693  $  4,698 $  4,696   $  4,696  $  4,723

SFAS 114 impaired
loans                 $   3,975  $  3,901 $  2,507   $  2,723  $  2,997

Ratio of
nonperforming assets
to total assets           1.2%      1.1%     1.2%       1.5%      2.0%

Ratio of
nonperforming
assets, restructured
loans & accruing
loans past due 90
days or more to
total assets              2.0%      2.3%     1.9%       2.2%      2.5%

Ratio of
nonperforming assets
to total loans and
OREO                      1.7%      1.5%     1.8%       2.1%      2.9%

Ratio of
nonperforming
assets, restructured
loans, and accruing
loans past due 90
days or more to
total loans and OREO      2.9%      3.3%     2.7%       3.1%      3.7%

Ratio of allowance
for loan losses to
nonaccrual loans,
restructured loans
and accruing loans
past due 90 days or
more                     70.8%     65.3%    79.9%      76.5%     75.8%

Ratio of nonaccrual
loans, restructured
loans and accruing
loans past due 90
days or more to
shareholders' equity
and allowance for
loan losses              21.2%     23.6%    19.4%     20.8%      29.3%

OTHER REAL ESTATE OWNED

Other Real Estate Owned (OREO) expense was $54,000 for the six month period ended June 30, 1997 as compared to $66,000 for the six months ended June 30, 1996. OREO expense was $17,000 for the three month period ended June 30, 1997 as compared to $20,000 for the three months ended June 30, 1996. These expenses reflect losses on sales and writedowns on OREO properties and associated direct holding costs, such as property taxes, insurance and utilities. OREO holding costs were $50,000 and $44,000 for the six month periods ended June 30, 1997 and 1996, respectively. For the three month period ended June 30, 1997, holding costs were $25,000 as compared to $19,000 for the same 1996 period.

The OREO balance as of June 30, 1997 was $513,000 and was comprised of 9 properties. The OREO portfolio consists of 2 commercial properties which constitute 15% of the total OREO portfolio, 5 residential properties, including multifamily homes, representing 80% of the total OREO portfolio, and 2 parcels of land comprising the remaining 5% of the portfolio.

The following table reflects OREO activity for the last five quarterly periods.



                       OTHER REAL ESTATE OWNED
                         QUARTERLY ANALYSIS
                       (dollars in thousands)



QUARTER ENDED

DESCRIPTION        06/30/97  03/31/97  12/31/96  09/30/96  06/30/96
--------------------------------------------------------------------

Beginning book     $  588    $  558    $  956    $1,673    $1,617
value

Properties added        0        42       104         1       620

Proceeds from
OREO sold             (85)        0      (480)     (722)     (563)

Gains(losses) on
properties sold         8         0       (22)        4        84


Other activity          2

Property
writedowns              0       (12)        0         0       (85)
                   =================================================
Ending book value  $  513    $  588    $  558    $  956    $1,673
                   =================================================

OPERATING EXPENSES

Operating expenses increased $761,000, or 14%, from $5,596,000 for the six months ending June 30, 1996 to $6,357,000 for the same 1997 period. Salary and employee benefits, occupancy, advertising and promotion and office stationery and supplies were primarily responsible for this increase in operating expenses.

Salary and employee benefits increased $469,000, or 17%, from $2,811,000 for the first six months of 1996 to $3,280,000 for the same 1997 period. This increase can be primarily attributed to additional staffing requirements to maintain three new branch locations which were opened during 1996 and early 1997, one each in Milford, Branford, and Guilford. The Company's full time equivalent positions as of June 30, 1996 were 143 as compared to 149 as of June 30, 1997.

Occupancy expense also increased, from $673,000 for the first six months of 1996 to $789,000 for the same 1997 period. Advertising expense and office stationery supplies expense increased $120,000 from $385,000 for the first six months of 1996 to $505,000 for the first six months of 1997. As with salary and employee benefits, these increases can be attributed to the new branch locations.

As a result of lower FDIC deposit insurance premiums, insurance expense decreased $95,000 from $215,000 for the first six months of 1996 to $120,000 for the same 1997 period.

Operating expenses increased $453,000, or 16%, from $2,866,000 for the three month period ending June 30, 1996 to $3,319,000 for the same 1997 period. The reasons for this increase are substantially similar to those outlined in the comparison of the first six month periods of 1996 and 1997.


PROVISION(BENEFIT) FOR INCOME TAXES

During the first six months of 1997, the Company recognized an income tax expense of $641,000 as compared with the recognition of an income tax benefit of $461,000 for the same period in 1996. Because of improved operating performance and anticipation of continued future profitability, the Company had recorded income tax benefits during 1996 to reduce its valuation allowance on deferred tax assets. The Company has since returned to a fully taxable reporting basis.

Gross deferred tax assets were approximately $11.2 million as of June 30, 1997. A valuation allowance of $2.2 million was established for a portion of the deferred tax assets, principally state net operating loss carryforwards which may expire before utilization. The net deferred tax assets, after valuation allowance, were $9 million as of June 30, 1997 and are included in other assets in the financial statements. The level of the valuation allowance is management's best judgment regarding the amount and timing of future taxable income and established reversal patterns of temporary differences.

As a result of the Company's net operating losses in prior years, it has Federal net operating loss carryforwards of approximately $20 million (expiring 2010), and State net operating loss carryforwarsds of $21 million (expiring 2000), as of December 31, 1996. Such net operating loss carryforwards, except for a portion of the State net operating loss carryforwards which may expire before utilization, can be used to offset future taxable income based on management's estimate of the amount of taxable income to be generated in future periods.


CAPITAL ADEQUACY

The Company and the Bank are subject to the capital adequacy rules of several regulators. Effective December 19, 1992, each federal banking agency issued final rules to carry out the "prompt corrective action" provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "Improvement Act"). The regulations adopted, among other things, defined capital measures and capital thresholds for each of the five capital categories established in the Improvement Act and established a uniform schedule for the filing of capital restoration plans by undercapitalized institutions. The following table identifies generally the capital measures and thresholds defined under the FDIC and Federal Reserve Board rules.



                             Total        Tier 1      Tier 1
                             Risk-Based   Risk-Based  Leverage
                             Ratio        Ratio       Ratio

Well Capitalized             10% or       6% or       5% or above
                             above &      above &

Adequately Capitalized       8% or        4% or       4% or above
                             above &      above &

Undercapitalized             Under 8%     Under 4%    Under 4%

Significantly
Undercapitalized             Under 6% or  Under 3% or Under 3%


Critically Undercapitalized                            A ratio of tangible
                                                       equity to total assets
                                                       equal to or under 2%

To fall within the well  capitalized  or adequately  capitalized  category,  the financial institution must meet the requirements of all three capital measurements. Undercapitalized and significantly undercapitalized institutions will be categorized as such if the institution falls within any of those three capital measurements. The risk-based capital guidelines establish a measurement of capital adequacy by relating a banking organization's capital to its financial risks, both on- and off-balance sheet. As of June 30, 1997, December 31, 1996 and June 30, 1996, the Company's total risk-based capital ratio was 9.80%, 9.56% and 9.72%, respectively. The second capital measure is the Tier 1 risk-based ratio, which includes only core capital as it measures the relationship to risk-weighted assets. As of June 30, 1997, December 31, 1996 and June 30, 1996, the Company's Tier 1 risk-based ratio was 8.54%, 8.3%, and 8.46%, respectively. The third capital adequacy measure is the Tier 1 (or core) leverage capital (using the same definition of capital as used in the risk-based guidelines) to average total assets. The Company's Tier 1 leverage ratio was 6.07%, 5.75%, and 5.76% as of June 30, 1997, December 31, 1996 and June 30,
1996, respectively. As of June 30, 1997, based on the above criteria, the Company falls within the adequately capitalized category. The Bank also falls within the adequately capitalized category.

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

The primary focus of the Company's liquidity management is to match cash inflows and outflows with funds provided by the Company's market for deposits and loans. The Company's objective is to maintain adequate cash which is invested in federal funds. During the first six months of 1997, the average balance of federal funds sold was $2,093,000. In the event the Company needs to borrow cash to manage its overnight position or short-term position, the Company can borrow approximately $10 million, as of June 30, 1997, on an overnight basis from the Federal Home Loan Bank of Boston ("FHLBB") and has access to a $1,000,000 federal funds line of credit with a commercial correspondent bank. As of June 30, 1997, the Company had no outstanding overnight borrowings at the FHLBB. In addition, the Company has access to $30,000,000 in short-term funds via reverse repurchase agreements with a brokerage firm. The Company also has the ability to borrow term advances (from one week to twenty years) from the FHLBB. Its total advance line, including overnight borrowings from the FHLBB, is approximately $22,300,000, of which $12,489,000 was outstanding as of June 30, 1997. In order to utilize additional borrowing capacity from the FHLBB, additional shares of FHLBB capital stock would need to be purchased. The Company's investment portfolio also provides a secondary source of liquidity.

At June 30, 1997, the Company's liquidity ratio, as defined by FDIC criteria, was 25.4% compared to 27.0% and 29.1% as of December 31, 1996 and June 30, 1996, respectively. The liquidity ratio is defined as the total of net cash, short-term investments and other marketable assets, divided by total net deposits and short-term liabilities. Management believes that its liquidity position is adequate as of June 30, 1997.

The Company generated a negative aggregate cash flow of $444,000 for the six months ended June 30, 1997, as compared to a positive aggregate cash flow of $2,375,000 for the same 1996 period. The aggregate cash flows provided by operating activities were relatively unchanged and were $2,129,000 and
$2,124,000 for the six months ending June 30, 1997 and June 30, 1996, respectively.

During the first six months of 1997, net cash of $8,584,000 was provided by financing activities as compared to $11,129,000 for the same 1996 period. The decrease in cash used by financing activities in 1997 is primarily due to a net increase in demand, NOW, money market and savings accounts offset by a decrease in federal funds purchased and securities sold under repurchase agreements.

Net cash provided by investing activities was $11,157,000 for the first six months of 1997 compared to $10,879,000 for the same 1996 period. This slight increase in cash as a result of investing activities was due primarily to an overall reduction in both maturities and purchases of available for sale securities.

The table below compares rate sensitive assets and rate sensitive liabilities according to when they will mature and/or reprice after June 30, 1997. The comparison is expressed as a rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities) and an interest rate sensitivity gap ratio (i.e., the rate sensitivity gap as a percentage of rate sensitive assets). These measures are shown both for individual periods and cumulatively. In an increasing rate environment, asset sensitivity (i.e., a positive gap) enhances earnings potential, whereas liability sensitivity (i.e., a negative gap) negatively impacts earnings. The opposite results occur in a declining rate environment. It should be noted that the table does not necessarily indicate the impact of general interest rate movements on net interest margin since the Company's repricing of different assets and liabilities is also influenced by competitive pressures and the needs of the Company's customers.

As of June 30, 1997 the Company has a positive cumulative gap through the one year horizon. This results from approximately 44% of the Company's loan portfolio maturing or repricing within one year. However, the Company becomes liability sensitive beyond one year, primarily due to its demand and savings accounts, which are considered relatively stable and not easily influenced by changes in interest rates. Cumulatively through one year, the Company has a positive gap position of $13,911,000, representing a positive 5% cumulative gap ratio.

ALCO manages the gap position on an ongoing basis according to its assessment of the interest rate outlook and other factors in order to assure that interest rate risk does not exceed a 10% change in net interest income for a one year period. As the Company increases its total assets, the overall business plan provides for matching assets and liabilities to minimize interest rate and liquidity risk. If interest rates were to increase immediately by 200 basis points, the negative impact on the Company would be within ALCO's tolerance level.

                  Interest Rate Sensitivity Table
                      (dollars in thousands)

                                          Months  Months  Over
June 30, 1997  Month 1  Month 2  Month 3   4-6     7-12   1 Year   Total
----------------------------------------------------------------------------

Rate
Sensitive
Assets:
 Loans (1)     $69,163  $6,909   $3,425   $9,421 $16,123 $137,982 $243,023
 Investments    13,762   2,073    4,425    6,436  13,309   32,907   72,912
               -------------------------------------------------------------

Total Rate
Sensitive
Assets          82,925   8,982   7,850    15,857  29,432 170,889   315,935

Rate Sensitive
 Liabilities:
 Time deposits  10,100   6,951   6,848    26,835  39,595  44,475   134,804

 Other
deposits (2)    12,681      12   2,852     1,928  23,333 148,560   189,366

               -------------------------------------------------------------

Total Rate
Sensitive
Liabilities     22,781   6,963   9,700  28,763    62,928  193,035  324,170

Net Gap         60,144   2,019  (1,850)(12,906)  (33,496) (22,146)  (8,235)

               -------------------------------------------------------------

Cumulative Gap  60,144  62,163  60,313  47,407    13,911   (8,235)  (8,235)
               -------------------------------------------------------------
Net Gap as %
of total rate
sensitive assets   19%      1%     -1%     -4%      -11%      -7%      -3%

Cumulative
Gap as % of
total rate
sensitive
assets             19%     20%     19%     15%        4%      -3%      -3%


(1) Excludes nonaccrual loans

(2) Includes borrowings


REGULATORY MATTERS

The Federal Deposit Insurance Corporation ("FDIC"), after completion of a joint examination of the Bank with the Connecticut Banking Department as of December 31, 1995, has removed its Memorandum of Understanding (the "Memorandum"), issued on May 16, 1995. The Memorandum required, among other things, that the Bank achieve certain Tier 1 leverage and total risk-based capital levels. The Bank was required to have a Tier 1 leverage capital ratio of at least 5% by June 30, 1996 and 6% by June 30, 1997. Also, the Bank was required to maintain a total risk-based capital ratio of at least 8% throughout the existence of the Memorandum. As of September 30, 1995, the Bank met the first capital target identified in the Memorandum, as its Tier 1 leverage capital and total risk-based capital ratios were 5.0% and 8.8%, respectively. The Company has achieved the second Tier 1 leverage capital ratio requirement and as of June 30, 1997, the Bank's Tier 1 leverage capital and total risk-based capital ratios are 6.1% and 9.8%, respectively. In removing the Memorandum, the FDIC and the Company have agreed that the Company will continue efforts toward meeting the capital goals outlined in the Memorandum, notify the State regulators prior to paying dividends, and establish a goal for the end of 1996 that classified assets will be equal to 40% of total capital and eligible reserves; and, at the end of 1997, that this ratio will be 30%.
                                   25

PART II -    OTHER INFORMATION

ITEMS 1-3 Not applicable.

ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             On April 29, 1997, BNH Bancshares, Inc. held its Annual Meeting of Shareholders. At the meeting, the Company's shareholders were asked to vote upon the following proposals:

             Proposal 1   the election of directors;

             Proposal 2   to approve an  amendment  increasing  the  aggregate
                          number of shares of the common stock authorized for issuance under the BNH Bancshares, Inc. 1992 Stock
                          Incentive Plan;

             Proposal 3   to  ratify  the  appointment  of  Coopers  & Lybrand
                          L.L.P. as the independent accountants to audit the consolidated financial statements of the Company for the calendar year 1997.

             The following is the name of each director elected at the meeting, which includes all directors whose term as director will continue after such Annual Meeting, and a description of the number of votes cast for, against or withheld, abstentions and broker non-votes as to the election of each nominee for director:


Proposal 1                             Votes                  Broker
Election of              Votes For     Against  Abstentions  Non-Votes
Directors                                or
                                       Withheld

Stephen P. Ahern         3,015,533     31,886        0           0
Martin R. Anastasio      3,024,668     22,731        0           0
Edward M. Crowley        2,984,849     62,550        0           0
James J. Cullen          3,016,182     31,217        0           0
George M. Dermer         3,014,664     32,735        0           0
Thomas M. Donegan        3,019,308     28,091        0           0
Theodore F. Hogan, Jr.   3,034,558     12,841        0           0
Jean G. Lamont           3,014,908     32,491        0           0
Lawrence M. Liebman      2,913,610    133,789        0           0
F. Patrick McFadden, Jr. 3,016,783     30,616        0           0
Carl M. Porto            3,016,808     30,591        0           0
Vincent A. Romei         3,016,171     31,228        0           0
Stanley Scholsohn        3,034,471     12,928        0           0
Cheever Tyler            3,018,088     29,311        0           0

Proposal 2               2,603,047    183,966   29,044     231,342

Proposal 3               3,009,818     30,079    7,502           0

ITEM 5     OTHER INFORMATION - None.

ITEM 6    Exhibits and Reports on Form 8-K:

     (a)  Exhibits - Exhibit 27 - Financial Data Schedule.

     (b) Reports on Form 8-K - A Current Report on Form 8-K, dated April 8, 1997, was filed on April 21, 1997. The filing reported on Item 5, "Other Events."

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 12, 1997      /s/ F. Patrick McFadden, Jr.
                           ---------------------------------
                           F. Patrick McFadden, Jr.
                           President/Chief Executive Officer



Date:  August 12, 1997      /s/ John F. Trentacosta
                           ---------------------------------
                           John F. Trentacosta
                           Executive Vice President/Chief
                           Financial Officer